Form 10QSB
period 1996-06-29
BACK YARD BURGERS INC
filed 1996-08-12
CIK 901495

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 29, 1996

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT

               For the transition period from                 to

                         Commission file number 1-12104

                            BACK YARD BURGERS, INC.
       (Exact name of small business issuer as specified in its charter)


               DELAWARE                                   64-0737163
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)


                2768 COLONY PARK DRIVE, MEMPHIS, TENNESSEE 38118
                    (Address of principal executive offices)

                                 (901) 367-0888
                          (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  X  ]     No [   ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 Class - Common stock, par value $.01 per share

                   Outstanding at August 1, 1996 - 4,227,958

Transitional Small Business Disclosure Format (check one):
Yes [     ]    No [  X  ]

                           BACK YARD BURGERS, INC.

                                    INDEX

                                                                        Page No.

Part I - Financial Information

Item 1 - Unaudited Consolidated Financial Statements:

         Balance Sheet as of June 29, 1996 and December 30, 1995         3

         Statement of Income for the Thirteen Weeks Ended and
         Twenty-Six Weeks Ended June 29, 1996 and July 1, 1995           4

         Statement of Cash Flows for the Twenty-Six Weeks Ended
         June 29, 1996 and July 1, 1995                                  5

         Notes to Unaudited Financial Statements                         6-7

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                             8-14


Part II - Other Information

Item 1 - Legal Proceedings                                               14

Item 2 - Changes in Securities                                           14

Item 3 - Defaults Upon Senior Securities                                 15

Item 4 - Submission of Matters to a Vote
         of Security Holders                                             15

Item 5 - Other Information                                               15

Item 6 - Exhibits and Reports on Form 8-K                                15


Signatures                                                               16


BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------

                                                                  JUNE 29,  DECEMBER 30,
                                                                    1996       1995
                                                                    ----       ----
ASSETS

Cash and cash equivalents                                         $   765   $   528
Receivables, net                                                      323       259
Inventories                                                           160       167
Income taxes refundable                                                22        22
Prepaid expenses and other current assets                             102       174
                                                                  -------   -------
    Total current assets                                            1,372     1,150

Note receivable                                                         -         8
Property and equipment, at depreciated cost                         7,877     8,128
Intangible assets                                                   1,612     1,664
Other assets                                                          194       199
                                                                  -------   -------
                                                                  $11,055   $11,149
                                                                  =======   =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  $   233   $   327
Accrued expenses                                                      429       511
Current installments of long-term debt                                229       232
                                                                  -------   -------
Total current liabilities                                             891     1,070

Long-term debt, less current installments                           1,957     2,066
Other deferred liabilities                                             97        85
Deferred franchise fees                                               200       200
                                                                  -------   -------
    Total liabilities                                               3,145     3,421
                                                                  -------   -------
Commitments and contingencies                                           -         -

Stockholders' equity
  Preferred stock, $.01 par value, 2,000,000 shares authorized;
  316,894 shares issued and outstanding at June 29, 1996
  (329,415 at December 30, 1995)                                        3         3

  Common stock, $.01 par value, 12,000,000 shares authorized;
  4,225,558 outstanding at June 29, 1996
  (4,205,551 at December 30, 1995)                                     42        42
  Paid-in capital                                                   9,942     9,931
  Retained deficit                                                 (2,077)   (2,248)
                                                                  -------   -------
     Total stockholders' equity                                     7,910     7,728
                                                                  -------   -------
                                                                  $11,055   $11,149
                                                                  =======   =======

            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
- --------------------------------------------------------------------------------


                                                   THIRTEEN WEEKS     TWENTY-SIX WEEKS
                                                       ENDED              ENDED
                                                  -----------------  ------------------
                                                  JUNE 29,  JULY 1,  JUNE 29,  JULY 1,
                                                    1996      1995     1996      1995
                                                  --------  -------  --------  --------
Revenues:
   Restaurant sales                               $  5,879  $ 5,646  $ 10,785  $ 10,381
   Franchise fees                                       57       19        76        84
   Royalty fees                                        257      234       453       434
   Advertising fees                                     67       61       117       112
   Other                                                47       41       134       107
                                                  --------  -------  --------  --------
       Total revenues                                6,307    6,001    11,565    11,118
                                                  --------  -------  --------  --------

Expenses:
   Cost of restaurant sales                          1,957    1,986     3,615     3,662
   Restaurant operating expenses                     2,811    2,582     5,278     4,791
   General and administrative                          695      770     1,356     1,466
   Advertising                                         259      185       488       366
   Depreciation and amortization                       273      345       554       676
                                                  --------  -------  --------  --------
       Total expenses                                5,995    5,868    11,291    10,961
                                                  --------  -------  --------  --------
       Operating income                                312      133       274       157

  Interest income                                        3        4         7        10
  Interest expense                                     (58)     (74)     (115)     (126)
  Other, net                                             4        8         5         9
                                                  --------  -------  --------  --------
       Income before income taxes                      261       71       171        50
  Income tax provision                                   -       29         -        20
                                                  --------  -------  --------  --------
       Net Income                                     $261      $42     $171$        30
                                                  ========  =======  ========  ========
  Net income per share
   Primary                                            $.06     $.01      $.04    $  .01
                                                  ========  =======  ========  ========
   Fully diluted                                      $.06     $.01      $.04    $  .01
                                                  ========  =======  ========  ========
  Weighted average number of common shares and
  common equivalent shares outstanding
   Primary                                           4,541    4,533     4,539     4,533
                                                  ========  =======  ========  ========
   Fully diluted                                     4,541    4,533     4,539     4,533
                                                  ========  =======  ========  ========


            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                  TWENTY-SIX WEEKS ENDED
                                                               ---------------------------
                                                                JUNE 29,         JULY 1,
                                                                  1996            1995
                                                               -----------     -----------
Cash flows from operating activities
 Net income                                                    $    171         $     30
 Adjustments to reconcile net income to net cash
  from operating activities
   Depreciation and amortization of property and equipment          456              443
   Deferred income taxes                                              -              (13)
   Amortization of intangible assets                                 52               85
   Amortization of preopening costs                                  46              148
   Provision for losses on receivables                               53               23
   Gain on sale of assets                                            (3)               -
   (Increase) decrease in assets
     Receivables                                                   (109)             (21)
     Inventories                                                      7              (11)
     Prepaid expenses and other current assets                       26             (100)
     Other assets                                                     5              (19)
   Increase (decrease) in liabilities
     Accounts payable and accrued expenses                         (176)            (309)
     Income taxes payable                                             -               50
     Other deferred liabilities                                      12               13
     Deferred franchise fees                                          -               33
                                                               --------         --------
       Net cash provided by operating activities                    540              352
                                                               --------         --------
Cash flows from investing activities
 Additions to property and equipment                               (247)          (1,838)
 Investment in joint venture                                          -              (50)

 Acquisition of business, net of cash acquired                        -              (89)

 Proceeds from sale of assets                                        45                -
                                                               --------         --------
     Net cash used in investing activities                         (202)          (1,977)
                                                               --------         --------
Cash flows from financing activities
 Issuance of stock                                                   11                -
 Principal payments on long-term debt and capital leases           (112)            (328)
 Proceeds from issuance of long-term debt                             -            2,046
                                                               --------         --------
     Net cash provided by (used in) financing activities           (101)           1,718
                                                               --------         --------
     Net increase in cash and cash equivalents                      237               93
Cash and cash equivalents
 Beginning of period                                                528              419
                                                               --------         --------
 End of period                                                 $    765         $    512
                                                               ========         ========
Supplemental disclosure of cash flow information
 Income taxes paid (received)                                  $      -         $    (23)
                                                               ========         ========
 Interest paid                                                 $    115         $    126
                                                               ========         ========


            See accompanying notes to unaudited financial statements

                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

     Back Yard Burgers, Inc. (the "Company") owns and operates quick-service restaurants and is engaged in the sale of franchises and the collection of royalties based upon related franchise sales. The Company grants franchise rights for the use of "Back Yard Burgers," "BYB" or "BY Burgers" trade names and other associated trademarks, signs, emblems, logos, slogans and service marks which have been or may be developed.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to Financial Statements for the year ended December 30, 1995 included in the Company's 1995 Annual Report.

     The Company assesses at each balance sheet date whether there has been an impairment in the value of goodwill and other intangible assets by determining whether projected undiscounted future cash flow from operations for each restaurant, as defined in Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," exceeds its net book value as of the assessment date.

     The results of operations for the thirteen-week and twenty-six week periods are not necessarily indicative of the results to be expected for the full year.

     The financial statements include the accounts of Back Yard Burgers, Inc. and its wholly-owned subsidiaries, Little Rock Back Yard Burgers, Inc. and Atlanta Burgers BYB Corporation, as well as the Back Yard Burgers National Advertising Fund. All significant intercompany transactions have been eliminated.

     The Company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to December 31.


NOTE 2 - NET INCOME PER SHARE

     The Company calculates earnings per share based on the weighted average number of common shares and common equivalent shares outstanding. Common equivalent shares represent dilutive stock options and warrants, reduced by the number of shares which could be repurchased at the average fair market value during the year with the proceeds of the options and warrants.


NOTE 3 - DEFERRED FRANCHISE FEES

     Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the Company have been performed, which generally coincides with the opening of the franchises.
Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens.
At June 29, 1996, deferred fees include franchise and area development rights sold during the following years:

               1996                         $     57
               1995                               88
               Previous Years                     55
                                            --------
                                            $    200
                                            ========

NOTE 4 - COMMITMENTS AND CONTINGENCIES

     Effective May 28, 1994, the Company guaranteed a promissory note in the amount of $160,000. The Company has guaranteed such note with the assets and leasehold interest of a Back Yard Burgers restaurant in Little Rock, Arkansas.

     The Company is party to several pending legal proceedings and claims. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial condition or results of operations of the Company.

                         SAFE HARBOR PROVISIONS OF THE
                    PRIVATE SECURITIES LITIGATION REFORM ACT

     The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain qualifying forward-looking statements. Certain information included in this Form 10-QSB may contain statements that are forward-looking, such as statements related to financial items and results, plans for future expansion and other business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

     The Company's revenues are derived primarily from Company-operated restaurant sales, franchise fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to Company-operated restaurants, while general and administrative expenses relate to both Company-operated restaurants and franchise operations. The Company's revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the Company's historical operations and operating data for the periods indicated.


                                                        TWENTY-SIX WEEKS ENDED
                                                       ------------------------
                                                         JUNE 29,     JULY 1,
                                                          1996         1995
                                                       -----------  -----------
Revenues
  Restaurant sales                                       93.2%         93.4%
  Franchise fees                                           .7            .8
  Royalty fees                                            3.9           3.9
  Advertising fees                                        1.0           1.0
  Other operating revenue                                 1.2            .9
                                                        -----         -----
     Total revenue                                      100.0%        100.0%
                                                        =====         =====


                                      8

                                                       TWENTY-SIX WEEKS ENDED
                                                       ------------------------
                                                         JUNE 29,      JULY 1,
                                                           1996         1995
                                                       -----------  -----------
  Costs and Expenses
  Cost of restaurant sales (1)                            33.5%        35.3%
  Restaurant operating expenses (1)                       48.9         46.2
  General and administrative                              11.7         13.2
  Advertising                                              4.2          3.3
  Depreciation and amortization                            4.8          6.1
  Operating income                                         2.4          1.4
  Interest income                                           .1           .1
  Interest expense                                         1.0          1.1
  Other, net                                                 -           .1
  Income before income taxes                               1.5           .4
  Income tax provision                                       -           .2
  Net income                                               1.5           .3



                                                        TWENTY-SIX WEEKS ENDED
                                                       ------------------------
                                                         JUNE 29,      JULY 1,
                                                          1996         1995
                                                       ----------     --------
                                                               ($000'S)
  Operating data
    System-wide restaurant sales
      Company operated                                 $10,785      $10,381
      Franchised                                        12,191       11,595
                                                       -------      -------
        Total                                          $22,976      $21,976
                                                       =======      =======

  Average annual sales per restaurant
    open for a full year (2)
      Company-operated                                 $   658      $   675
      Franchised                                       $   601      $   578
      System-wide                                      $   628      $   617

  Number of restaurants
    Company-operated                                        33           32
    Franchised                                              41           39
                                                       -------      -------
          Total                                             74           71
                                                       =======      =======


(1)  As a percentage of restaurant sales.

(2) Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of six months of operation as sales during the period immediately after the opening tend to be higher due to promotions and trial by public.

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED JUNE 29, 1996 AND JULY 1, 1995.

     RESTAURANT SALES increased 4.1% to $5,879,000 during the thirteen weeks ended June 29, 1996 compared to $5,646,000 for the same 1995 period. This increase is primarily the result of opening one new Company-operated restaurant subsequent to July 1, 1995, and the acquisition of two franchised restaurants on June 30, 1995. These three restaurants accounted for approximately $535,000 in sales. These sales were partially offset by a decrease in same-store sales at restaurants open for more than one year of 4.5%, or approximately $194,000.

     ROYALTY FEES increased 9.8% to $257,000 during the thirteen week period ended June 29, 1996 compared to $234,000 during the same period in 1995. The increase is due to an increase in franchised restaurant sales upon which the fees are based. The sales increase resulted partially from a net increase of two franchised restaurants. Eight franchised restaurants were opened, and six were closed since July 1, 1995. Additionally, comparable same-store sales at franchised restaurants open for more than one year increased 4.3%, representing an increase in royalty fees of approximately $7,000.

     ADVERTISING FEES increased 9.8% to $67,000 for the thirteen weeks ended June 29, 1996 compared to $61,000 during the comparable period in 1995. The increase is related to the increase in franchised restaurant sales as noted above.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $1,957,000 for the thirteen weeks ended June 29, 1996 and $1,986,000 during the same period in 1995, decreasing as a percentage of restaurant sales to 33.3% from 35.2%. This decrease is primarily the result of a decrease in the cost of beef and tomatoes of approximately 10.0% and 37.0%, respectively, from the prior year, partially offset by increases in the costs of bacon, dairy products and most paper items.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, rent and certain other unit level operating expenses, increased to $2,811,000 for the thirteen weeks ended June 29, 1996 from $2,582,000 in the same prior year period. This represents an increase as a percentage of restaurant sales to 47.8% compared to 45.7% for the same period in 1995. The increase, as a percentage of sales, relates primarily to a decrease in same-store sales at existing restaurants of 4.5% which results in expenses of a fixed and semi-variable nature, such as management payroll, repairs, rent, utilities, taxes and insurance, representing a greater percentage of sales.

     GENERAL AND ADMINISTRATIVE COSTS, which decreased to $695,000 from $770,000, decreased to 11.0% as a percentage of total revenues for the thirteen weeks ended June 29, 1996 compared to 12.8% for the same period in 1995. The decrease, as a percentage of total revenues, is the result of decreases in legal expenses and public and investor relations of approximately 0.2% and 0.5%, respectively. Additionally, certain efficiencies were realized by the addition of three Company-operated restaurants without a similar increase in corporate administrative expense.

     INTEREST EXPENSE decreased to 0.9% ($58,000) of revenues for the second quarter of 1996 compared to 1.2% ($74,000) for the same period in 1995. This is the result of a net decrease of approximately $1,135,000 of debt subsequent to July 1, 1995.

     DEPRECIATION AND AMORTIZATION EXPENSE decreased to 4.3% ($273,000) as a percentage of total revenues for the thirteen weeks ended June 29, 1996 compared to 5.7% ($345,000) for the same period in 1995. This decrease is primarily the result of the adoption of a new accounting standard by the Company during the fourth quarter of 1995, partially offset by depreciation from the addition of three Company-operated restaurants noted above. See "Impairment of Long-Lived Assets" below.

COMPARISON OF THE COMPANY'S RESULTS FOR THE TWENTY-SIX WEEKS ENDED JUNE 29, 1996 AND JULY 1, 1995.

     RESTAURANT SALES increased 3.9% to $10,785,000 during the twenty-six weeks ended June 29, 1996 compared to $10,381,000 for the same 1995 period. This increase is primarily the result of opening five new Company-operated restaurants subsequent to January 1, 1995, and the acquisition of two franchised restaurants on June 30, 1995. These restaurants accounted for approximately $1,004,000 in sales. These sales were partially offset by a decrease in same-store sales at restaurants open for more than one year of 5.8%, or approximately $407,000.

     ROYALTY FEES increased 4.4% to $453,000 during the twenty-six week period ended June 29, 1996 compared to $434,000 during the same period in 1995. The increase is due to an increase in franchised restaurant sales upon which the fees are based. The sales increase resulted partially from a net increase of two franchised restaurants. Twelve franchised restaurants were opened, eight were closed and two franchised restaurants were converted to Company-operated since January 1, 1995. Comparable same-store sales at franchised restaurants open for more than one year increased 1.0%, representing an increase in royalty fees of approximately $3,000.

     ADVERTISING FEES increased 4.5% to $117,000 for the twenty-six weeks ended June 29, 1996 compared to $112,000 during the comparable period in 1995. The increase is related to the increase in franchised restaurant sales as noted above.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $3,615,000 for the twenty-six weeks ended June 29, 1996 and $3,662,000 during the same period in 1995, decreasing as a percentage of restaurant sales to 33.5% from 35.3%. This decrease is due primarily to decreases in the cost of beef, chicken and tomatoes of approximately 12.0%, 2.0% and 4.0%, respectively, from the prior year. These decreases were partially offset by increases in the costs of bacon, certain produce, dairy products and most paper items.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, rent and certain other unit level operating expenses, increased to $5,278,000 for the twenty-six weeks ended June 29, 1996 from $4,791,000 in the same prior year period. This represents an increase as a percentage of restaurant sales to 48.9% compared to 46.2% for the same period in 1995. The increase, as a percentage of sales, relates primarily to a decrease in same-store sales at existing restaurants of 5.8% which results in expenses of a fixed and semi-variable nature, such as management payroll, repairs, rent, utilities, taxes and insurance, representing a greater percentage of sales.

     GENERAL AND ADMINISTRATIVE COSTS, which decreased to $1,356,000 from $1,466,000, decreased to 11.7% as a percentage of total revenues for the twenty-six weeks ended June 29, 1996 compared to 13.2% for the same period in 1995. The decrease, as a percentage of total revenues, is the result of decreases in legal expenses and public and investor relations of approximately 0.2% and 0.3%, respectively. Additionally, efficiencies were realized by the addition of seven Company-operated restaurants without a similar increase in corporate administrative expense.

     INTEREST EXPENSE decreased to 1.0% ($115,000) of revenues for the first half of 1996 compared to 1.1% ($126,000) for the same period in 1995. This is the result of a decrease of approximately $731,000 of debt subsequent to April 1, 1995.

     DEPRECIATION AND AMORTIZATION EXPENSE decreased to 4.8% ($554,000) as a percentage of total revenues for the twenty-six weeks ended June 29, 1996 compared to 6.1% ($676,000) for the same period in 1995. This decrease is primarily the result of the adoption of a new accounting standard by the Company during the fourth quarter of 1995, partially offset by depreciation from the addition of seven Company-operated restaurants noted above. See "Impairment of Long-Lived Assets" below.

IMPAIRMENT OF LONG-LIVED ASSETS

     The Financial Accounting Standards Board ("FAST") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of," ("SAS 121") in March 1995. The Company adopted the provisions of SAS 121 during the fourth quarter of 1995. SAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. SAS 121 requires that a new cost basis be established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired, and that previously recorded accumulated depreciation or amortization related to the impaired assets be eliminated.

     During the fourth quarter of 1995, the Company determined that the carrying amount of certain long-lived assets of the Company's restaurants in the central Arkansas area might not be recoverable. The resultant calculated impairment of long-lived assets necessitated a write-down in 1995 of $2,564,000.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures totaled $91,000 for the thirteen weeks ended June 29, 1996 and $1,338,000 for the same period of 1995. Generally, the Company purchases its restaurant buildings and leases the properties for its Company-operated restaurants. The average monthly lease cost for the 21 Company-operated restaurants on leased sites at June 29, 1996 is approximately $2,800 per month. For the nine restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $3,900.

     Cash from operations for the Company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $273,000 for the thirteen weeks ended June 29, 1996 and $345,000 for the same 1995 period. The decrease relates primarily to the Company's adoption of SAS 121 during the fourth quarter of 1995. Receivables, net, increased $64,000 during the twenty-six weeks ended June 29, 1996, primarily due to the timing of collections from franchisees.

     Cash provided by operations for the twenty-six week period ended June 29, 1996 and July 1, 1995 totaled $540,000 and $352,000, respectively. Since January 1, 1995, the addition of restaurants and equipment has been financed primarily through cash from operations and debt.

     The Company believes that it currently has sufficient resources to fund anticipated capital expenditures of approximately $500,000 during the remainder of 1996. Additional future growth in 1997 may require the Company to obtain additional debt or equity financing.

SEASONALITY AND INFLATION

     While the Company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material affect on income during the thirteen or twenty-six weeks ended June 29, 1996. Increases in food, labor or other operating costs could adversely affect the Company's operations. In the past, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in operating costs. There can be no certainty that the Company will be able to successfully continue this practice as it has in the past.

KNOWN TRENDS AND UNCERTAINTIES

     Labor will continue to be a critical factor for the remainder of 1996 and into 1997. In most areas where the Company operates restaurants, there is a shortage of labor. This, in itself, could result in higher wages as the competition for employees intensifies, not only in the quick-service restaurant industry, but in practically all retail and service industries. It will be crucial for the Company to develop programs to attract and retain quality employees. Subsequent to the second quarter, both the House of Representatives and the Congress passed bills to raise the minimum wage. It is expected to be signed into law in the near future and will become effective on October 1, 1996. Although the Company currently pays most employees above the minimum wage, any increase could have a negative impact on operating margins.

     During 1995, and continuing through the first half of 1996, the cost of beef, the largest single component of the cost of restaurant sales, was below prices of recent years. Management of the Company expects beef prices to rise at some time in the future. Additionally, the Company believes that the prices of chicken and dairy products will increase during the remainder of 1996. It will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these increases.

     Due to the competitive nature of the restaurant industry, site selection will become more difficult as an increasing number of businesses will be vying for locations with similar characteristics. This could result in higher occupancy costs for prime locations.

     Same-store sales declined 4.5% during the second quarter of 1996 compared to the same period in 1995 however, the decline was not as great as in the first quarter of 1996 which was 7.8%. The Company implemented a new marketing strategy which is focused on increasing customer awareness and improving store-level margins. Should same-store sales continue to decline, the Company is prepared to become more aggressive in marketing activities to reverse this trend.

     The future success of the Company will be determined, to a great extent, by its ability to positively address these issues.

CONVERSION OF PREFERRED STOCK

     In accordance with the provisions of the Company's Certificate of Incorporation regarding preferred stock, as a result of the Company's having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The Company has notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of June 29, 1996, 883,085 shares had been converted.

ACCOUNTING FOR STOCK-BASED COMPENSATION

     In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SAS 123") which is effective for fiscal years beginning after December 15, 1995. This statement defines a fair-value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation for those plans using the intrinsic-value based method currently prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), provided certain pro forma disclosures are made that disclose what the impact on net earnings would have been had the Company adopted the accounting provisions of SAS 123. The Company plans to continue to use the intrinsic-value method currently prescribed by APB 25 therefore, there will be no impact on the Company's financial position or results of operations from adopting this standard.

LEGAL PROCEEDINGS

     The Company is involved in certain legal proceedings. See "Legal Proceedings" below.


PART II  OTHER INFORMATION

     Item 1     Legal Proceedings


     Reference is made to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 30, 1995. There were no material changes during the quarterly period ended June 29, 1996 with respect to the litigation so referenced, except as noted below.

     With respect to the case of Pezzecca Enterprises, Inc. v. Back Yard Burgers, Inc. as previously disclosed by the Company, the United States District Court has rendered a decision in favor of the Company, granting the Company's motion for summary judgement.

     The Company is also involved in appeals of previously determined matters and other litigation incidental to its business, including, but not necessarily limited to, claims alleging violations of the Civil Rights Act of 1964 and/or discrimination. Aside from the cost of defense, such litigation is not presently considered by management to be material to the financial condition of the Company.


     Item 2     Changes in Securities

                None

     Item 3     Defaults Upon Senior Securities

                Not Applicable


     Item 4     Submission of Matters to a Vote of Security Holders


     On May 16, 1996, The Company held its Annual Meeting of Stockholders in Memphis, Tennessee, for the purpose of: I) electing two members to the Board of Directors and; ii) ratifying the appointment of Price Waterhouse LLP as independent public accountants for 1996 and to transact such other business as may have properly come before the meeting or an adjournment thereof.

     The following table sets forth the directors elected at such meeting and the number of votes cast by the Company's common and preferred stockholders for and withheld for each director:


                      Directors          For       Withheld
                      ---------          ---       --------
                      W. Kurt Henke   3,983,818     39,304
                      Joe Colonnetta  3,947,825     75,297


     The appointment of Price Waterhouse LLP as independent public accountants was ratified at the meeting.


                      For             4,009,345
                      Against            12,577
                      Abstentions         1,200


     Item 5     Other Information

                None


     Item 6     Exhibits and Reports on Form 8-K

                Exhibits
                11 - Calculation of Income Per Share
                27 - Financial Data Schedule, which is submitted
                     electronically to the Securities and
                     Exchange Commission for information only and not filed.

                Reports on Form 8-K
                None

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                          BACK YARD BURGERS, INC.


Date: August 8, 1996                   By:/s/ Lattimore M. Michael
                                          ------------------------
                                              Lattimore M. Michael
                                              Chairman and Chief Executive
                                              Officer

Date: August 8, 1996                   By:/s/ Stephen J. King
                                          ------------------------
                                              Stephen J. King
                                              Chief Financial Officer