Form 10QSB
period 1996-09-28
BACK YARD BURGERS INC
filed 1996-11-12
CIK 901495

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 1996

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT

      For the transition period from _______________ to _______________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class - Common stock, par value $.01 per share

                 Outstanding at November 1, 1996 - 4,230,826

Transitional Small Business Disclosure Format (check one):
Yes [ ]    No [X]

                           BACK YARD BURGERS, INC.

                                    INDEX

                                                                                                              Page No.
Part I - Financial Information

Item 1 -         Unaudited Consolidated Financial Statements:

                 Balance Sheet as of September 28, 1996 and December 30, 1995                                       3

                 Statement of Income for the Thirteen Weeks Ended and
                  Thirty-Nine Weeks Ended September 28, 1996 and September 30, 1995                                 4

                 Statement of Cash Flows for the Thirty-Nine Weeks Ended
                  September 28, 1996 and September 30, 1995                                                         5

                 Notes to Unaudited Financial Statements                                                          6-7

Item 2 -         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                            8-14


Part II - Other Information

Item 1 -         Legal Proceedings                                                                                 15

Item 2 -         Changes in Securities                                                                             15

Item 3 -         Defaults Upon Senior Securities                                                                   15

Item 4 -         Submission of Matters to a Vote
                  of Security Holders                                                                              15

Item 5 -         Other Information                                                                                 15

Item 6 -         Exhibits and Reports on Form 8-K                                                                  15


Signatures                                                                                                         16

BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                 SEPTEMBER 28,   DECEMBER 30,
                                                                                     1996           1995
                                                                                     ----           ----
ASSETS
Cash and cash equivalents                                                        $       856     $       528
Receivables, net                                                                         360             259
Inventories                                                                              164             167
Income taxes refundable                                                                   22              22
Prepaid expenses and other current assets                                                 54             174
                                                                                 -----------     -----------
     Total current assets                                                              1,456           1,150

Note receivable                                                                            -               8
Property and equipment, at depreciated cost                                            8,008           8,128
Intangible assets                                                                      1,587           1,664
Other assets                                                                             195             199
                                                                                 -----------     -----------
                                                                                 $    11,246     $    11,149
                                                                                 ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                 $       252     $       327
Accrued expenses                                                                         457             511
Current installments of long-term debt                                                   236             232
                                                                                 -----------     -----------
Total current liabilities                                                                945           1,070

Long-term debt, less current installments                                              1,893           2,066
Other deferred liabilities                                                               104              85
Deferred franchise fees                                                                  143             200
                                                                                 -----------     -----------

        Total liabilities                                                              3,085           3,421
                                                                                 -----------     -----------
Commitments and contingencies                                                              -               -

Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
    316,894 shares issued and outstanding at September 28, 1996
   (329,415 at December 30, 1995)                                                          3               3
   Common stock, $.01 par value, 12,000,000 shares authorized;
    4,230,826 outstanding at September 28, 1996
    (4,205,551 at December 30, 1995)                                                      42              42
   Paid-in capital                                                                     9,951           9,931
   Retained deficit                                                                   (1,835)         (2,248)
                                                                                 -----------     -----------
        Total stockholders' equity                                                     8,161           7,728
                                                                                 -----------     -----------
                                                                                 $    11,246     $    11,149
                                                                                 ===========     ===========


            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                             THIRTEEN WEEKS              THIRTY-NINE WEEKS
                                                                 ENDED                         ENDED
                                                     ----------------------------   ----------------------------
                                                     SEPTEMBER 28,  SEPTEMBER 30,   SEPTEMBER 28,  SEPTEMBER 30,
                                                          1996          1995            1996           1995
                                                          ----          ----            ----           ----
Revenues:
   Restaurant sales                                    $    5,778    $    5,521     $   16,563    $   15,902
   Franchise fees                                              78           110            154           194
   Royalty fees                                               283           213            736           647
   Advertising fees                                            74            55            191           167
   Other                                                       71            71            205           178
                                                       ----------    ----------     ----------    ----------
        Total revenues                                      6,284         5,970         17,849        17,088
                                                       ----------    ----------     ----------    ----------
Expenses:
   Cost of restaurant sales                                 1,921         1,927          5,536         5,589
   Restaurant operating expenses                            2,828         2,684          8,106         7,475
   General and administrative                                 686           685          2,042         2,153
   Advertising                                                275           225            763           590
   Depreciation and amortization                              282           379            836         1,053
                                                       ----------    ----------     ----------    ----------
        Total expenses                                      5,992         5,900         17,283        16,860
                                                       ----------    ----------     ----------    ----------
        Operating income                                      292            70            566           228

Interest income                                                 5             4             12            14
Interest expense                                              (57)          (85)          (172)         (211)
Other, net                                                      2             2              7            10
                                                       ----------    ----------     ----------    ----------
        Income before income taxes                            242            (9)           413            41
Income tax provision                                            -             8              -            28
                                                       ----------    ----------     ----------    ----------
        Net Income                                     $      242    $      (17)    $      413    $       13
                                                       ==========    ==========     ==========    ==========

Net Income per share                                   $      .05    $     (.00)    $      .09    $      .00
                                                       ==========    ==========     ==========    ==========

Weighted average number of common shares
  and common equivalent shares outstanding                  4,546         4,533          4,541         4,533
                                                       ==========    ==========     ==========    ==========





            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                    THIRTY-NINE WEEKS ENDED
                                                                                    -----------------------
                                                                                 SEPTEMBER 28,    SEPTEMBER 30,
                                                                                     1996             1995
                                                                                     ----             ----
Cash flows from operating activities
   Net income                                                                     $       413     $       13
   Adjustments to reconcile net income to net cash
    from operating activities
     Depreciation and amortization of property and equipment                              699            703
     Deferred income taxes                                                                  -            (13)
     Amortization of intangible assets                                                     77            129
     Amortization of preopening costs                                                      60            221
     Provision for losses on receivables                                                   80             35
     Gain on sale of assets                                                                (3)             -
     (Increase) decrease in assets
        Receivables                                                                      (173)           (81)
        Inventories                                                                         3             (3)
        Prepaid expenses and other current assets                                          60           (100)
        Other assets                                                                        4            (18)
     Increase (decrease) in liabilities
        Accounts payable and accrued expenses                                            (129)          (149)
        Income taxes payable                                                                -             67
        Other deferred liabilities                                                         19             19
        Deferred franchise fees                                                           (57)           (36)
                                                                                  -----------     ----------
          Net cash provided by operating activities                                     1,053            787
                                                                                  -----------     ----------
Cash flows from investing activities
   Additions to property and equipment                                                   (621)        (2,227)
   Investment in joint venture                                                              -           (100)

   Acquisition of business, net of cash acquired                                            -            (89)

   Proceeds from sale of assets                                                            45              -
                                                                                  -----------     ----------
          Net cash used in investing activities                                          (576)        (2,416)
                                                                                  -----------     ----------
Cash flows from financing activities
   Issuance of stock                                                                       20              -
   Principal payments on long-term debt and capital leases                               (169)          (383)
   Proceeds from issuance of long-term debt                                                 -          2,046
                                                                                  -----------     ----------
          Net cash provided by (used in) financing activities                            (149)         1,663
                                                                                  -----------     ----------
          Net increase in cash and cash equivalents                                       328             34
Cash and cash equivalents
   Beginning of period                                                                    528            419
                                                                                  -----------     ----------
   End of period                                                                  $       856     $      453
                                                                                  ===========     ==========
Supplemental disclosure of cash flow information
   Income taxes paid (received)                                                   $         -     $      (23)
                                                                                  ===========     ==========
   Interest paid                                                                  $       172     $      211
                                                                                  ===========     ==========





            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                            BACK YARD BURGERS, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

         The results of operations for the thirteen-week and thirty-nine week periods are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - DEFERRED FRANCHISE FEES

         Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the Company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At September 28, 1996, deferred fees include franchise and area development rights sold during the following years:


                 1995                                     $          88
                 Previous Years                                      55
                                                          -------------
                                                          $         143
                                                          =============


NOTE 4 - COMMITMENTS AND CONTINGENCIES

         The Company is party to several pending legal proceedings and claims. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the Company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial condition or results of operations of the Company.


NOTE 5 - SUBSEQUENT EVENT

         Effective October 16, 1996, the Company purchased a franchised restaurant and converted it to a Company-operated restaurant. The purchase price was approximately $150,000, which included approximately $93,000 of indebtedness assumed. This debt had been guaranteed by the Company and is collateralized by the assets and leasehold interest of a Back Yard Burgers restaurant in Little Rock, Arkansas. Company management believes that the purchase price approximates the fair value of this restaurant as of the date of the acquisition.

         Effective October 27, 1996, the Company sold a Company-operated restaurant and converted it to a franchised restaurant. The sales price approximated book value.

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

                                                                                     THIRTY-NINE WEEKS ENDED
                                                                                     -----------------------
                                                                                   SEPTEMBER 28,  SEPTEMBER 30,
                                                                                       1996           1995
                                                                                       ----           ----
Revenues
   Restaurant sales                                                                    92.8%          93.1%
   Franchise fees                                                                        .9            1.1
   Royalty fees                                                                         4.1            3.8
   Advertising fees                                                                     1.0            1.0
   Other operating revenue                                                              1.2            1.0
                                                                                      -----          -----
     Total revenue                                                                    100.0%         100.0%
                                                                                      =====          =====

                                                                                        THIRTY-NINE WEEKS ENDED
                                                                                        ------------------------
                                                                                      SEPTEMBER 28,  SEPTEMBER 30,
                                                                                          1996           1995
                                                                                          ----           ----
Costs and Expenses
Cost of restaurant sales (1)                                                              33.4%         35.1%
Restaurant operating expenses (1)                                                         48.9          47.0
General and administrative                                                                11.4          12.6
Advertising                                                                                4.3           3.5
Depreciation and amortization                                                              4.7           6.2
Operating income                                                                           3.2           1.3
Interest income                                                                             .1            .1
Interest expense                                                                           1.0           1.2
Other, net                                                                                   -            .1
Income before income taxes                                                                 2.3            .2
Income tax provision                                                                         -            .2
Net income                                                                                 2.3            .1

                                                                                     THIRTY-NINE WEEKS ENDED
                                                                                     -----------------------
                                                                                  SEPTEMBER 28,   SEPTEMBER 30,
                                                                                      1996            1995
                                                                                      ----            ----
                                                                                            ($000's)
Operating data
   System-wide restaurant sales
     Company-operated                                                               $     16,563  $    15,902
     Franchised                                                                           19,896       17,363
                                                                                    ------------  -----------
        Total                                                                       $     36,459  $    33,265
                                                                                    ============  ===========

Average annual sales per restaurant open for a
 full year (2)
   Company-operated                                                                 $        673  $       653
   Franchised                                                                       $        608  $       589
   System-wide                                                                      $        638  $       617

Number of restaurants (3)
 Company-operated                                                                             34           32
 Franchised                                                                                   46           39
                                                                                    ------------  -----------
        Total                                                                                 80           71
                                                                                    ============  ===========

(1)  As a percentage of restaurant sales.

(2) Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of six months of operation as sales during the period immediately after the opening tend to be higher due to promotions and trial by public.

(3) Subsequent to September 28, 1996, one Company-operated restaurant was converted to a franchised restaurant and one franchised restaurant was converted to a Company-operated restaurant.

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995.

         RESTAURANT SALES increased 4.7% to $5,778,000 during the thirteen weeks ended September 28, 1996 compared to $5,521,000 for the same 1995 period. This increase is primarily the result of a price increase of approximately 3.5% effective at the beginning of the 1996 third quarter and opening three new Company-operated restaurants subsequent to July 1, 1995. These three restaurants accounted for approximately $218,000 in sales while the price increases improved sales by approximately $193,000. These sales increases were partially offset by a decrease in same-store sales at restaurants open for more than one year of 3.4%, or approximately $154,000.

         ROYALTY FEES increased 32.9% to $283,000 during the thirteen week period ended September 28, 1996 compared to $213,000 during the same period in 1995. The increase is due to an increase in franchised restaurant sales upon which the fees are based. The sales increase resulted partially from a net increase of seven franchised restaurants. Thirteen franchised restaurants were opened, and six were closed since July 1, 1995. Additionally, comparable same-store sales at franchised restaurants open for more than one year increased 6.1%, representing an increase in royalty fees of approximately $11,000.

         ADVERTISING FEES increased 34.5% to $74,000 for the thirteen weeks ended September 28, 1996 compared to $55,000 during the comparable period in 1995. The increase is related to the increase in franchised restaurant sales as noted above.

         COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $1,921,000 for the thirteen weeks ended September 28, 1996 and $1,927,000 during the same period in 1995, decreasing as a percentage of restaurant sales to 33.2% from 34.9%. This percentage decrease is the result of the price increase noted above which resulted in a 0.9% decrease in cost of restaurant sales as well as decreases in the cost of beef and certain other produce prices from the prior year. These decreases were partially offset by increases in the costs of bacon, dairy products and most paper items.

         RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, rent and certain other unit level operating expenses, increased to $2,828,000 for the thirteen weeks ended September 28, 1996 from $2,684,000 in the same prior year period. This represents an increase as a percentage of restaurant sales to 48.9% from 48.6% for the same period in 1995. The increase, as a percentage of sales, relates primarily to a decrease in same-store sales at existing restaurants of 3.4% which results in expenses of a fixed and semi-variable nature, such as management payroll, repairs, rent, utilities, taxes and insurance, representing a greater percentage of sales.

         GENERAL AND ADMINISTRATIVE COSTS, which increased to $686,000 from $685,000, decreased to 10.9% as a percentage of total revenues for the thirteen weeks ended September 28, 1996 compared to 11.5% for the same period in 1995. The decrease, as a percentage of total revenues, is primarily the result of improved sales combined with decreases in legal and investor relations expenses of approximately 0.3% and 0.5%, respectively. Additionally, certain efficiencies were realized by the addition of three Company-operated restaurants and a net increase of seven franchised restaurants, subsequent to July 1, 1995, without a corresponding increase in corporate administrative expense. These decreases were offset by an increase of approximately 0.3% in personnel costs related to restaurant management training programs.

         INTEREST EXPENSE decreased to $57,000, or 0.9% of total revenues, for the third quarter of 1996 from $85,000, or 1.4% of total revenues, for the same period in 1995. This is the result of a net decrease of approximately $1,192,000 of debt subsequent to July 1, 1995.

         DEPRECIATION AND AMORTIZATION EXPENSE decreased to $282,000, or 4.5% of total revenues, for the thirteen weeks ended September 28, 1996 from $379,000, or 6.3% of total revenues, for the same period in 1995. This decrease is primarily the result of the Company's 1995 adoption of a new accounting standard, partially offset by depreciation from the addition of six Company-operated restaurants noted above. See "Impairment of Long-Lived Assets" below.

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 28, 1996 AND SEPTEMBER 30, 1995.

         RESTAURANT SALES increased 4.2% to $16,563,000 during the thirty-nine weeks ended September 28, 1996 compared to $15,902,000 for the same 1995 period. This increase is primarily the result of opening five new Company-operated restaurants subsequent to January 1, 1995, the acquisition of two franchised restaurants on June 30, 1995 and a price increase of approximately 3.5% effective at the beginning of the 1996 third quarter. These restaurants and the price increase accounted for approximately $1,699,000 in sales. These sales were partially offset by a decrease in same-store sales at restaurants open for more than one year of 5.1%, or approximately $536,000.

         ROYALTY FEES increased 13.8% to $736,000 during the thirty-nine week period ended September 28, 1996 compared to $647,000 during the same period in 1995. The increase is due to an increase in franchised restaurant sales upon which the fees are based. The sales increase resulted partially from a net increase of seven franchised restaurants. Seventeen franchised restaurants were opened, eight were closed and two franchised restaurants were converted to Company-operated since January 1, 1995. Comparable same-store sales at franchised restaurants open for more than one year increased 3.5%, representing an increase in royalty fees of approximately $3,800.

         ADVERTISING FEES increased 14.4% to $191,000 for the thirty-nine weeks ended September 28, 1996 compared to $167,000 during the comparable period in 1995. The increase is related to the increase in franchised restaurant sales as noted above.

         COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $5,536,000 for the thirty-nine weeks ended September 28, 1996 and $5,589,000 during the same period in 1995, decreasing as a percentage of restaurant sales to 33.4% from 35.1%. This decrease is due primarily to decreases in the cost of beef and certain other produce prices from the prior year. Additionally, a price increase at the beginning of the 1996 third quarter resulted in a decreased percentage cost of restaurant sales of approximately 0.3%. These decreases were partially offset by increases in the costs of bacon, certain produce, dairy products and most paper items.

         RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, rent and certain other unit level operating expenses, increased to $8,106,000 for the thirty-nine weeks ended September 28, 1996 from $7,475,000 in the same prior year period. This represents an increase as a percentage of restaurant sales to 48.9% from 47.0% for the same period in 1995. The increase, as a percentage of sales, relates primarily to a decrease in same-store sales at existing restaurants of 5.1% which results in expenses of a fixed and semi-variable nature, such as management payroll, repairs, rent, utilities, taxes and insurance, representing a greater percentage of sales.

         GENERAL AND ADMINISTRATIVE COSTS, which decreased to $2,042,000 from $2,153,000, decreased to 11.4% as a percentage of total revenues for the thirty-nine weeks ended September 28, 1996 compared to 12.6% of total revenues, for the same period in 1995. The decrease, as a percentage of total revenues, is primarily the result of improved sales combined with decreases in legal and investor relations expenses of approximately 0.2% and 0.4%, respectively. Additionally, efficiencies were realized by the addition of six Company-operated restaurants and a net increase of seven franchised restaurants without a corresponding increase in corporate administrative expense.

         INTEREST EXPENSE decreased to $172,000, or 1.0% of total revenues, for the thirty-nine weeks ended September 28, 1996 from $211,000, or 1.2% of total revenues, for the same period in 1995. This is the result of a decrease of approximately $788,000 of debt subsequent to April 1, 1995.

         DEPRECIATION AND AMORTIZATION EXPENSE decreased to $836,000, or 4.7% of total revenues, for the thirty-nine weeks ended September 28, 1996 from $1,053,000, or 6.2% of total revenues, for the same period in 1995. This decrease is primarily the result of the Company's 1995 adoption of a new accounting standard in which certain long-lived assets were written down. This decrease was partially offset by depreciation from the addition of six new Company-operated restaurants noted above. See "Impairment of Long-Lived Assets" below.

IMPAIRMENT OF LONG-LIVED ASSETS

         The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," ("SFAS 121") in March 1995. The Company adopted the provisions of SFAS 121 during 1995. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The Company reviews the carrying values of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. SFAS 121 requires that a new cost basis be established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired, and that previously recorded accumulated depreciation or amortization related to the impaired assets be eliminated.

         During 1995, the Company determined that the carrying amount of certain long-lived assets of the Company's restaurants in the central Arkansas area might not be recoverable. The resultant calculated impairment of long-lived assets necessitated a write-down in 1995 of $2,564,000.

         The Company continues to review for underperforming restaurants at each period end and evaluate for possible impairment pursuant to the accounting standard described above. Certain of the Company's restaurants have initiated action plans to improve their underperforming status. Should these plans prove unsuccessful, some or all of these stores' assets may become impaired.

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures totaled $621,000 for the thirty-nine weeks ended September 28, 1996 and $2,227,000 for the same period of 1995. Generally, the Company purchases its restaurant buildings and leases the properties for its Company-operated restaurants. The average monthly lease cost for the 23 Company-operated restaurants on leased sites at September 28,

1996 is approximately $2,800 per month. For the nine restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $3,900.

         Cash from operations for the Company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $836,000 for the thirty-nine weeks ended September 28, 1996 and $1,053,000 for the same 1995 period. The decrease relates primarily to the Company's 1995 adoption of SFAS 121 discussed previously. Receivables, net, increased $81,000 during the thirty-nine weeks ended September 28, 1996, primarily due to the timing of collections from franchisees.

         Cash provided by operations for the thirty-nine week period ended September 28, 1996 and September 30, 1995 totaled $1,053,000 and $787,000, respectively. Since January 1, 1995, the addition of restaurants and equipment has been financed primarily through cash from operations and debt.

         Subsequent to September 28, 1996, the Company converted one Company-operated restaurant to a franchised restaurant and also converted one franchised restaurant to a Company-operated restaurant.

         The Company believes that it currently has sufficient resources to fund anticipated capital expenditures of approximately $200,000 during the remainder of 1996. Additional future growth in 1997 may require the Company to obtain additional debt or equity financing.

SEASONALITY AND INFLATION

         While the Company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material affect on income during the thirteen or thirty-nine weeks ended September 28, 1996. Increases in food, labor or other operating costs could adversely affect the Company's operations. In the past, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in operating costs. Because of the intense competition in the quick-service restaurant industry, there can be no certainty that the Company will be able to successfully continue this practice as it has in the past.

KNOWN TRENDS AND UNCERTAINTIES

         Labor will continue to be a critical factor for the remainder of 1996 and into 1997. In most areas where the Company operates restaurants, there is a shortage of labor. This, in itself, could result in higher wages as the competition for employees intensifies, not only in the quick-service restaurant industry, but in practically all retail and service industries. It will be crucial for the Company to develop programs to attract and retain quality employees. Effective October 1, 1996, the minimum wage was increased from $4.25 per hour to $4.75 per hour. The estimated impact of this increase in the minimum wage is to increase personnel costs approximately $20,000 per year.
The second phase of the minimum wage law will go into effect in 1997 and will increase the minimum wage to $5.15 per hour. This increase could have a negative impact on operating margins.

         During 1995, and continuing through the first three quarters of 1996, the cost of beef, the largest single component of the cost of restaurant sales, was below prices of recent years. Company management expects beef prices to rise at some time in the future. Additionally, the

Company believes that the prices of chicken and dairy products will increase during the remainder of 1996. It will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these increases.

         Due to the competitive nature of the restaurant industry, site selection will become more difficult as an increasing number of businesses will be vying for locations with similar characteristics. This could result in higher occupancy costs for prime locations.

         Same-store sales declined 3.4% during the third quarter of 1996 compared to the same period in 1995. However, the decline was not as great as in the first and second quarters of 1996 which were 7.8% and 4.5%, respectively. The Company implemented a new marketing strategy which is focused on increasing customer awareness and improving store-level margins.

         The future success of the Company will be determined, to a great extent, by its ability to positively address these issues.

CONVERSION OF PREFERRED STOCK

         In accordance with the provisions of the Company's Certificate of Incorporation regarding preferred stock, as a result of the Company's having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The Company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of September 28, 1996, 883,085 shares had been converted.

ACCOUNTING FOR STOCK-BASED COMPENSATION

         In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") which is effective for fiscal years beginning after December 15, 1995. This statement defines a fair-value based method of accounting for employee stock options or similar equity instruments and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation for those plans using the intrinsic-value based method currently prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), provided certain pro forma disclosures are made that disclose what the impact on net earnings would have been had the Company adopted the accounting provisions of SFAS 123. The Company plans to continue to use the intrinsic-value method currently prescribed by APB 25 therefore, there will be no impact on the Company's financial position or results of operations from adopting this standard.

LEGAL PROCEEDINGS

         The Company is involved in certain legal proceedings. See "Legal Proceedings" below.

PART II   OTHER INFORMATION

         Item 1 Legal Proceedings

         Reference is made to the Company's Annual Report on Form 10-KSB for the fiscal year ended December 30, 1995 and to the Company's Forms 10-QSB for the quarterly periods ended March 30, 1996 and June 29, 1996. There were no material changes during the quarterly period ended September 28, 1996 with respect to the litigation so referenced, except as noted below.

         On August 8, 1996, the United States Court of Appeals for the Eighth Circuit released its opinion in the case of Morrison v. Back Yard Burgers, Inc. The Court of Appeals upheld the U.S. District Court's decision that the Company was entitled to summary judgement in its favor as to all claims asserted against the Company by former franchisees Jerry and Helen Morrison. Following the release of the opinion in the Morrison case, legal counsel for the remaining franchisee litigants, Pezzecca Enterprises, Inc., Chris Powell and Scott Townsend dismissed their appeals pending before the Sixth Circuit Court of Appeals.

         The Company is involved in other litigation incidental to its business, including, but not necessarily limited to, claims alleging violations of the Civil Rights Act of 1964 and/or discrimination. Aside from the cost of defense, such litigation is not presently considered by management to be material to the financial condition or results of operations of the Company.

         Item 2       Changes in Securities

                      None

         Item 3       Defaults Upon Senior Securities
                      Not Applicable

         Item 4       Submission of Matters to a Vote of Security Holders

                      Not Applicable

         Item 5       Other Information
                      None

         Item 6       Exhibits and Reports on Form 8-K

                      Exhibits
                      10.28 - Management and Stock Ownership Agreement with
                              Gifford D. Powell and/or James Timothy Collins dated September 13, 1996.

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


                                            BACK YARD BURGERS, INC.


Date: November 11, 1996                     By: /s/ Lattimore M. Michael
-----------------------                         -----------------------------
                                                Lattimore M. Michael
                                                Chairman and Chief Executive
                                                Officer


Date: November 11, 1996                    By: /s/ Stephen J. King
-----------------------                        ------------------------------
                                               Stephen J. King
                                               Chief Financial Officer