Form 10KSB40
period 1996-12-28
BACK YARD BURGERS INC
filed 1997-03-28
CIK 901495

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-KSB

(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

                  FOR THE FISCAL YEAR ENDED DECEMBER 28, 1996
                                       or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]


                         Commission file number 1-12104

                            BACK YARD BURGERS, INC.
                 (Name of small business issuer in its charter)


                         DELAWARE                      64-0737163
             (State or other jurisdiction of        (I.R.S. employer
              incorporation or organization)       identification no.)

                 2768 COLONY PARK DRIVE
                    MEMPHIS, TENNESSEE                    38118
         (Address of principal executive offices)       (Zip code)

                                 (901) 367-0888
                          (Issuer's telephone number)

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                             Name of Each Exchange
               Title of Each Class           on Which Registered
              --------------------           ----------------------

              Common Stock, $.01 par value   Chicago Stock Exchange


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                           Name of Each Market
             Title of Each Class           on Which Listed
             -------------------           ---------------
             Common Stock, $.01 par value  NASDAQ Small-Cap Market

     Check whether the Issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days.  Yes    X    No
                    ----      ----

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The Issuer's revenues for its most recent fiscal year were $24,041,000.

     The aggregate market value of voting stock held by non-affiliates on February 28, 1997, was approximately $5,369,000.

     The number of shares outstanding of the Registrant's Common Stock, $.01 par value and Preferred Stock, $.01 par value, as of February 28, 1997 was 4,246,158 and 308,115, respectively.

================================================================================

     CERTAIN PORTIONS OF PART II ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 28, 1996 AND CERTAIN PORTIONS OF PART III ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT RELATING TO THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 22, 1997.

================================================================================

                                FORM 10-KSB INDEX

Part I
Item 1 Business ....................................................       1
        Business Development .......................................       1
        Concept and Strategy .......................................       1
        Restaurant Operations ......................................       2
        Franchise Operations .......................................       5
        Competition ................................................       7
        Trademarks and Service Marks ...............................       8
        Government Regulations .....................................       8
        Executive Officers of the Company ..........................       9
        Employees ..................................................       9
Item 2 Properties ..................................................      10
Item 3 Litigation ..................................................      10
Item 4 Submission of Matters to a Vote of Security-Holders..........      10


Part II

Item 5 Market for Registrant's Common Equity and Related
        Stockholder Matters ........................................      11
Item 6 Management's Discussion and Analysis of Financial
        Condition and Results of Operations ........................      11
Item 7 Financial Statements ........................................      11
Item 8 Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure ........................      11


Part III

Item 9  Directors and Executive Officers of the Company ............      12
Item 10 Executive Compensation .....................................      12
Item 11 Security Ownership of Certain Beneficial Owners
         and Management ............................................      12
Item 12 Certain Relationships and Related Transactions .............      12
Item 13 Exhibits and Reports on Form 8-K ...........................      12

                                     PART I

ITEM 1. BUSINESS

BUSINESS DEVELOPMENT

     The Company operates and franchises quick-service restaurants under the name Back Yard Burgers(R) (the "Restaurants"). The Company was incorporated in December, 1986 as Back Yard Burgers, Inc., a Mississippi corporation, and opened its first Restaurant in Cleveland, Mississippi in March 1987. The Company was reorganized under the laws of the State of Delaware in January 1991 and succeeded to the business operated by Back Yard Burgers Mississippi.
Unless the context requires otherwise, references in this Annual Report to the "Company" and its operations mean Back Yard Burgers, Inc., a Delaware corporation, the surviving corporation in the merger transaction described below.

     The Company consummated a merger transaction in which it acquired certain Restaurants and area development rights concurrently with the closing of the Company's Initial Public Offering on July 2, 1993 (the "Offering"). As of June 1, 1993, giving effect to said merger transaction, the Company operated and franchised 45 Restaurants (8 Company-operated and 37 franchised) in 13 States. As of December 28, 1996, the Company had expanded its operations to 34 Restaurants, in addition to having 47 franchised Restaurants in operation in a total of 16 states.

CONCEPT AND STRATEGY

     The Restaurants are designed to project a backyard theme that emphasizes charbroiled, freshly prepared, great tasting food, including gourmet hamburgers, chicken sandwiches and other gourmet sandwich items as customers would prepare in their own backyard. The Company's operating strategy includes:

     - offering a diverse menu of freshly prepared food items that are competitive with the everyday prices of the four largest hamburger chains;

     - utilizing Restaurant designs featuring a single drive-thru concept integrated with indoor dining, which projects a uniform image and creates pleasing curb appeal.

     - serving high quality, great tasting food comparable to that of sit-down casual dining restaurants;

     - providing fast and friendly service with emphasis on the customer experience; and

     - actively training, supervising and supporting franchised and Company-operated Restaurants.

     The Company's strategy for the next twelve months is to focus on (i) the retrofitting of existing double drive-thru Restaurants into single drive-thru concepts integrated with indoor dining, (ii) the addition of strategically placed Company-operated Restaurants, (iii) the operational development of Company-operated Restaurants, (iv) the development of additional franchised Restaurants expected to be opened pursuant to existing Area Development Agreements (as defined) and Franchise Agreements (as defined), and (v) the pursuit of additional franchised Restaurants pursuant to new Area Development Agreements and Franchise Agreements.

RESTAURANT OPERATIONS

     Restaurant Locations. The following table sets forth the number of Restaurants located in each market of the Company's system at December 28, 1996.

                                Company-operated
                                (34 Restaurants)

TENNESSEE:                    MISSISSIPPI:            ARKANSAS:
 Bartlett (1)                  Horn Lake (1)           Benton (1)
 Brentwood (1)                                         Conway (1)
 Collierville(1)              TEXAS:                   Fort Smith (1)
 Cordova (1)                   Austin (1)              Jacksonville (1)
 Franklin (2)                                          Little Rock (5)
 Germantown (1)                                        North Little Rock (2)
 Memphis (10)
 Millington (1)
 Nashville (3)

                                   Franchised
                                (47 Restaurants)


ALABAMA:
 Anniston (1)                 ARKANSAS:               TEXAS:
 Birmingham (1)                Bentonville (1)         Texarkana (1)
                               Jonesboro (1)
KANSAS:                        Rogers (1)             TENNESSEE:
 Olathe (1)                    Fayetteville (1)        Chattanooga (1)
 Overland Park(2)              West Memphis (1)        Cleveland (1)
                                                       Jackson (1)
FLORIDA:                      KENTUCKY:                Hixson (1)
 Deerfield Beach (1)           Paducah (1)             Knoxville (3)
 Fort Lauderdale (1)
 Sarasota (1)                 LOUISIANA:              MISSOURI:
 Orlando (1)                   Bossier City (1)        Springfield (2)

OKLAHOMA:
 Tulsa (1)                    OHIO:                   NEBRASKA
                               Columbus (3)            South Sioux City (1)
GEORGIA:                       Wooster (1)
 Marietta (2)                                         NORTH CAROLINA:
                              MISSISSIPPI:             Asheville (1)
SOUTH CAROLINA                 Jackson (1)             Boone (1)
 Greenville (1)                Meridian (1)            Charlotte (2)
                               Clarksdale (1)          Fayetteville (2)
                               Cleveland (1)           Lenoir (1)
                               Tupelo (1)

The following table sets forth information as to the sales of both Company-operated and franchised Restaurants in operation for the periods indicated.


                              52-Week Period Ended

                                 December 28, 1996  December 30, 1995
                                 -----------------  -----------------
             Company-operated        $22,281,000        $21,196,000
             Franchised               27,234,000         22,469,000
                                     -----------        -----------
             System-wide             $49,515,000        $43,665,000
                                     ===========        ===========

     Restaurant Openings and Closings. The following table presents an activity summary of the Company-operated and franchised Restaurants during the periods presented.


                                                    52 Weeks Ended
                                   ----------------------------------------------------   Year Ended December 31,
                                   December 28,  December 30,  December 31,  January 1,   -----------------------
                                      1996          1995          1994          1994      1992      1991     1990
                                      ----          ----          ----          ----      ----      ----     ----
Restaurants
Company-operated
 Open beginning of period              32            26            15            3           2         3       2
 Opened during period                   2             5            10            1           1        --       1
 Converted from Franchised              1             2             1           11          --        --      --
 Converted to Franchised               (1)           --            --           --          --        --      --
 Closed during period                  --            (1)           --           --          --        (1)     --
                                      ---           ---           ---          ---         ---       ---     ---
 Open at end of period                 34            32            26           15           3         2       3
                                      ---           ---           ---          ---         ---       ---     ---

Franchised (a)
 Open beginning of period              36            39            36           39          27        19       9
 Opened during period                  11             7            16           11          13        10      12
 Converted to Company-operated         (1)           (2)           (1)         (11)         --        --      --
 Converted from Company-
   operated                             1            --            --           --          --        --      --
 Closed during period                  --            (8)          (12)          (3)         (1)       (2)     (2)
                                      ---           ---           ---          ---         ---       ---     ---
 Open at end of period                 47            36            39           36          39        27      19
                                      ---           ---           ---          ---         ---       ---     ---

  Total Restaurants                    81            68            65           51          42        29      22
                                      ===           ===           ===          ===         ===       ===     ===



------------------

     (a) Subsequent to December 28, 1996, one franchised Restaurant closed in Springfield, Missouri, one Company-operated Restaurant was converted to a franchised Restaurant in Fort Smith, Arkansas and one Company-operated Restaurant was closed in Nashville, Tennessee.

     Site Selection. The Company believes that the location of a Restaurant is critical to its success. Management inspects each potential Restaurant site prior to final selection of the site. In evaluating particular sites, the Company considers various criteria including traffic count, speed of traffic, convenient access, size and configuration, demographics and density of population, visibility and cost. The Company also reviews potential competition and the sales and traffic counts of national and regional chain restaurants operating in the area. A majority of both Company-operated and franchised Restaurants are located on leased land and the Company intends to continue to use leased sites where possible.

     Restaurant Design and Service. The Restaurants are built to Company-approved specifications in configurations including single drive-thru with indoor dining, double drive-thru without indoor dining, and double drive-thru with indoor dining. In limited circumstances, Restaurants may be constructed via the conversion of buildings used previously by other concepts, including other restaurants. The size of the Restaurants range from 820 square feet to 3,400 square feet. The Restaurants also include Company-approved interior and exterior decor, equipment, fixtures, furnishings, signs, parking, and site improvements. The Restaurants have a highly visible, distinctive, and uniform look that is intended to appeal to customers of all ages.

     Prior to 1994, the Company operated and franchised predominately double drive-thru restaurants without indoor dining. From 1994 - 1996, seven Company-operated Restaurants and 19 franchised Restaurants were added that contained indoor dining facilities and one Company-operated Restaurant and five franchised Restaurants were retrofitted to include indoor dining facilities. This brings the total number of Restaurants with indoor dining to 12 Company-operated and 25 Franchised.

     It is the Company's objective to serve customers within 60 seconds of their arrival at the drive-thru window. Each Restaurant has a computerized point-of-sale system which displays each individual item ordered on a monitor in front of the food and drink preparers. This enables the preparers to begin filling an order before the order is completed and totaled and thereby increases the speed of service to the customer and the number of sales per hour. The Restaurants are generally open from 12 to 15 hours per day, seven days a week, for lunch, dinner and late-night snacks and meals.

     Supplies. The Company and its franchisees purchase their food, beverages and supplies from Company-approved suppliers. All products must meet standards and specifications set by the Company. Management constantly monitors the quality of the food, beverages and supplies provided to the Restaurants. The Company has been successful in negotiating price concessions from suppliers for bulk purchases of food and paper supplies used by the Restaurants. The Company believes that these arrangements have achieved cost savings, improved food quality and consistency and helped decrease volatility of food and supply costs for the Restaurants. All essential food and beverage products are available or, upon short notice, could be made available from alternate qualified suppliers.

     Management and Employees. Each Company-operated Restaurant employs an average of approximately 25 hourly employees, many of whom work part-time. The management staff of a typical Restaurant operated by the Company consists of a unit supervisor and two co-unit supervisors. Each Company-operated Restaurant unit supervisor reports directly to a district manager. The district managers are able to provide close, hands-on management of each Company-operated Restaurant since they have responsibility for only five to eight Restaurants. Each district manager reports directly to a director of operations.

     Supervision and Training. The Company believes that training and personnel development is crucial for the success of the Company. The Company's training program is an intensive four week program consisting of both in-store and classroom training. The in-store training stresses food quality, fast, friendly customer service, restaurant cleanliness, and proper management operations of a quick service restaurant. The classroom training consists of such topics as food safety and sanitation, employment laws and regulations, interviewing and hiring of employees, and systems to control both food and labor costs. Prior to opening, each Restaurant must have a minimum of three trained and certified managers that have successfully completed the Company training program.

     For new store openings, the Company sends a store opening team for each new Restaurant opening. The team arrives prior to the opening and stays during the first several days of operation. The primary function of the store opening team is to ensure a smooth and successful new store opening by assisting the franchisee's management staff in the training and development of their employees.

     The Company has a staff of three franchise district managers that visit each Restaurant in their territory every eight to ten weeks. Franchise district managers act as business consultants to franchisees to ensure that each Restaurant is providing quality products and fast, friendly service. The franchise district manager acts as the communication link between the Company and each franchisee. In addition, the district manager assists in developing business and marketing plans, as well as assisting in the training and development of the franchisee's staff. Presently, the Company has one franchise district manager for each 16 Restaurants. That ratio will increase as existing franchisees develop new stores within existing territories. Franchise district managers are compensated on a fixed salary basis.

     Advertising and Promotion. Marketing promotions are planned by the Company's national marketing committee made up of four Company employees and four franchisees, two chosen by the Company's franchise association and two chosen by the Company and certain of its executive officers. Production of some marketing materials is paid for through a national advertising fund which collects 1% of taxable sales from each franchisee and Company-operated Restaurant. Of that 1%, 50% goes toward the creation of marketing tools such as advertising copy for use on local radio and television, ad slicks, four-color art, design and other collateral pieces and marketing expenses and 50% goes toward testing new products and systems, market research, improvements in operation methods and techniques or for other such purposes that the Company shall deem to be in the interest of improving operations and earnings of Restaurants.

     Franchisees are required to participate in the seasonal promotions which are supported by television, radio, newspaper, banners, point-of-purchase materials, and other local store marketing activities. The Company's marketing manual outlines advertising and public relations promotions as well as new store opening information, grand opening information, trade area surveys and describes how to write a marketing plan and budget for the franchisee's area. Marketing is supported by a staff consisting of a marketing director and marketing managers who coordinate plans and implementation with a national advertising agency. Approved suppliers are set up to facilitate such things as uniforms and collateral materials.

     Restaurant Reporting. Each Restaurant has a computerized point-of-sale system monitored by the management of the Restaurant. With this system, managers are able to monitor sales, labor and food costs, customer counts and other pertinent information every 30 minutes that the Restaurant is open. This information allows a manager to better control labor utilization, inventories and operating costs. With respect to each of the Restaurants it operates, the management of the Company monitors sales, food and labor costs, product mix, inventories and customer counts on a weekly basis and profit and loss statements and balance sheets on a monthly basis.

FRANCHISE OPERATIONS

     Strategy. In addition to the operational development of Company-operated Restaurants, the Company will focus on (i) the retrofitting of existing double drive-thru Restaurants into single drive-thru concepts integrated with indoor dining, (ii) the addition of strategically placed Company-operated Restaurants,
(iii) the operational development of Company-operated Restaurants, (iv) the development of additional franchised Restaurants expected to be opened pursuant to existing Area Development Agreements and Franchise Agreements (as defined) and (v) the pursuit of additional franchised Restaurants pursuant to new area Development Agreements and Franchise Agreements. The Company believes that it has attracted a hard working group of franchisees as a result of the strength of its concepts and operating strategies.

     Franchisee Support Services. The Company maintains a staff of well-trained and experienced Restaurant operations personnel whose sole responsibilities are to help train and assist franchisees in opening new Restaurants and to monitor the operations of existing Restaurants. These services are provided as part of the Company's franchise program. Upon the opening of a new franchised Restaurant, the Company sends an opening team to the Restaurant to assist the franchisee during the first several days that the Restaurant is open. This management team works in the Restaurant to monitor compliance with the Company's standards as to quality of product and service. The Company employs three franchise district managers, each of whom supervises approximately 12 to 18 franchised Restaurants in defined geographic areas. Each franchise district manager has been fully trained by the Company to assist franchisees in implementing the operating procedures and policies of the Company once a Restaurant is open. As part of these services, the franchise service representative rates the Restaurant's hospitality, food quality, speed of service and cleanliness and maintenance of facilities. The franchisees receive a written report of his findings and, if any deficiencies are noted, recommended procedures to be followed to correct such deficiencies.

     The Company also provides construction support services to its franchisees. All site plans must be approved by the Company before construction or site improvements begin. These plans include information detailing building location, internal traffic patterns and curb cuts, location of utilities, walkways, driveways, signs and parking lots and a complete landscape plan. The Company also approves all plans and specifications for the Restaurant building to ensure uniformity of design of the building and the site improvements. The Company's personnel also visit the site during construction, to meet with the franchisees and verify that all standards are met.

     Area Development and Franchise Agreements. Except in those instances where a franchisee operates a single Restaurant under a single Franchise Agreement, each franchisee is required to execute two agreements (consisting of an "Area Development Agreement" and a "Franchise Agreement"). The Area Development Agreement grants to the franchisee the right to develop and open a specified number of Restaurants within a limited period of time and in a defined geographic area (the "Territory") and thereafter to operate each Restaurant in accordance with the terms and conditions of the Franchise Agreement. The Franchise Agreement grants to the franchisee an exclusive license at a specified location to operate a Restaurant in accordance with the Back Yard Burgers system and to utilize the Company's trademarks, service marks and other rights of the Company relating to the sale of its menu items. The term of a Franchise Agreement is 10 years, renewable for successive five year periods, if certain conditions pertaining to such renewal are met, including the payment of a $500 renewal fee.

     Each Area Development Agreement establishes the number of Restaurants the franchisee is to construct and open in the Territory during the term of the Area Development Agreement after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee's development schedule for the Restaurants is set forth in the Area Development Agreement. As of December 28, 1996, the Company had entered into Franchise Agreements and Area Development Agreements with certain franchisees which require them to open or have under construction a minimum of 23 Restaurants by the end of January 1, 2000. Of the 47 Restaurants as of December 28, 1996, 32 were being operated under Area Development Agreements by multiple unit franchisees and 15 were being operated under single Franchise Agreements by single unit franchisees. The Company may revoke an Area Development Agreement of any franchisee who is unsuccessful in meeting its projected development schedule. To date, the Company has exercised its right to terminate 30 Area Development Agreements (but none during the 52-week period ended December 28,
1996) for lack of performance of multiple unit franchisees with respect to their projected development schedules, as well as ten single Franchise Agreements because of a lack of performance by single unit franchisees with respect to certain Franchise Agreement requirements. The Company believes that its overall experience with franchisees who commit to develop Restaurants under Franchise Agreements and Area Development Agreements has been favorable, although there can be no assurance that future performance by franchisees under these agreements will be successful.

     The Franchise Agreement and Area Development Agreement require that the franchisee submit information regarding proposed Restaurant sites to the Company for its review. The Company does not arrange or make any provisions for financing the development of Restaurants by its franchisees. Each franchisee is required to purchase all fixtures, equipment, inventory, products, ingredients, materials and other supplies used in the operation of its Restaurants from approved suppliers, all in accordance with the Company's specifications. The Company provides a training program for management personnel of its franchisees. Under the terms of the Franchise Agreement, the Company has adopted standards of quality, service and food preparation for franchised Restaurants. Each franchisee is required to comply with all of the standards for Restaurant operations as published from time to time in the Company's operations manual.

     The Company may terminate a Franchise Agreement for several reasons, including among others, the franchisee's bankruptcy or insolvency, default in the payment of royalties or advertising fees to the Company, failure to maintain standards set forth in the Franchise Agreement or operations manual, material violation of any law, ordinance or governmental rule or regulation or cessation of business. In such event, the Company may also elect to terminate a multiple unit franchisee's Area Development Agreement.

     Franchise Fees and Royalties. Under the current Franchise Agreement, each franchisee is generally required to pay a franchise fee (the "Franchise Fee") of $25,000. If a franchisee purchases an area pursuant to an Area Development Agreement, the franchisee must pay $25,000 for the first Restaurant and agree to pay a Franchise Fee of $22,000 for each additional Restaurant covered under the agreement. With respect to the Area Development Agreement, the amount of the fee (the "Area Development Fee") varies depending upon the number of Restaurants the Company estimates can be developed within the Territory. Upon signing the Area Development Agreement, the franchisee will pay to the Company a Franchise Fee of $25,000 for the first Restaurant, plus a $5,000 (per Restaurant) Area Development Fee (to be credited toward the subsequent $22,000 Franchise Fees(s)) for subsequent Restaurants covered under the Area Development Agreement. For example, for a franchisee whose Area Development Agreement requires the development of five Restaurants, the Franchise Fee will be $25,000 for the first Restaurant, and $17,000 ($22,000 less $5,000) for each of the next four Restaurants for an aggregate total of $113,000. Each franchisee is also generally required to pay the Company a weekly royalty of 4% of the Restaurant's taxable sales and to pay 1% of the Restaurant's weekly taxable sales to the Company's national advertising fund. Each Restaurant is required to spend 2% of the Restaurant's taxable sales on local store marketing.

COMPETITION

     Restaurant Operations. The restaurant industry, and particularly the fast food segment is highly competitive with respect to price, service, food quality and location and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company believes that its direct competitors consist of the four largest hamburger chains (i.e., McDonald's, Burger King, Wendy's and Hardee's). In addition, there are other national, regional and local fast food chains, many of which specialize in or offer hamburger products. The Company can also be expected to face competition from a broad range of other restaurants and food service establishments. Many of the Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. In addition, the fast food industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies in the fast food industry have introduced products positioned to capitalize on growing consumer preference for food products which are, or are perceived to be, healthful, nutritious low in calories and low in fat content. It can be expected that the Company will be subject to competition from companies whose products or marketing strategies address these consumer preferences. In addition, the market for suitable Restaurant locations is highly competitive in that fast food companies, major restaurant companies and non-food companies compete for prime real estate sites.

     Certain Factors Affecting the Fast Food Restaurant Industry. The Company will be required to respond to various factors affecting the restaurant industry, including changes in consumer preferences, tastes and eating habits, demographic trends and traffic patterns, increases in food and labor costs and national, regional and local economic conditions. A number of fast food restaurant companies have recently been experiencing flattening growth rates and declines in average sales per restaurant, in response to which certain of such companies have adopted "value pricing" strategies. Such strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors, including the Company, which do attempt to match competitors' price reductions.

     Franchise Operations. In addition to its Restaurant operations, the Company competes with fast food chains, major restaurant chains and other franchisors for franchisees. Many franchisors, including those in the restaurant industry have greater market recognition and greater financial, marketing and human resources.

TRADEMARKS AND SERVICE MARKS

     The Company believes its trademarks and service marks have significant value and are important to its marketing efforts. The Company has registered certain trademarks and service marks (including the name "Great Little Burger") with the United States Patent and Trademark Office. The Company has also registered the name "Back Yard Burgers" and the kettle and flame design as service marks. The Company's policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

GOVERNMENT REGULATIONS

     The Company is subject to Federal Trade Commission ("FTC") regulation and several state laws which regulate the offer and sale of franchises. The Company is also subject to a number of state laws which regulates substantive aspects of the franchisor -- franchisee relationship. The FTC's Trade Regulation Rule on Franchising (the "FTC Rule") requires the Company to furnish to prospective franchisees a franchise offering circular containing information prescribed by the FTC Rule.

     State laws that regulate the offer and sale of franchises and the franchisor -- franchisee relationship presently exist in a substantial number of states. Such laws generally require registration of the franchise offering with state authorities and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination against franchisees in charges, royalties or fees. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a repurchase of inventory or other compensation, these provisions have not had a significant effect on the Company's franchise operations. The Company is not aware of any pending franchise legislation which in its view is likely to affect significantly the operations of the Company. The Company believes that its operations comply in all material respects with the FTC Rule and the applicable state franchise laws.

     Each Company-operated and franchised Restaurant is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safety, fire, building and other agencies in the state or municipality in which the Restaurant is located. Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the development of a new Restaurant in a particular area. The Company is subject to federal and state environmental regulations, but these have not had a material effect on the Company's operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent the development of a new Restaurant in a particular area.

     The Company is also subject to state and federal labor laws that govern its relationship with its employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Significant numbers of the Company's food service and preparation personnel are paid at rates governed by the federal minimum wage. Accordingly, further increases in the minimum wage would increase the Company's labor costs.

EXECUTIVE OFFICERS OF THE COMPANY

Name and Age                       Title
------------                       -----

Lattimore M. Michael               Mr. Michael has been Chairman and Chief
(53)                               Executive Officer since 1993.  From 1987 to
                                   1992, Mr. Michael was the Company's
                                   President and Chief Executive Officer.

Joseph L. Weiss                    Mr. Weiss has been President and Chief
(37)                               Operating Officer since 1993; From 1989 to
                                   1993, Mr. Weiss was the Company's
                                   Secretary/Treasurer; From 1989 to 1993, Mr.
                                   Weiss was also the President of Double S
                                   Development, Inc., a Mississippi
                                   corporation, which owned and operated
                                   franchised Company restaurants in the
                                   metropolitan area.

William N. Griffith                Mr. Griffith has been Executive Vice
(34)                               President and Secretary/Treasurer of the
                                   Company since 1993; From 1989 to 1992, Mr.
                                   Griffith was the Company's Senior Vice
                                   President - Operations.

Stephen J. King                    Mr. King has been Chief Financial Officer
(45)                               and Principal Accounting Officer since July
                                   1993.  From 1988 to 1993, Mr. King was the
                                   Comptroller for Southland Racing
                                   Corporation, a greyhound racing facility in
                                   West Memphis, Arkansas.  Prior to 1988, Mr.
                                   King practiced accounting at Price
                                   Waterhouse.

Michael C. McDermott               Executive Vice President - Company
(50)                               Operations.  Mr. McDermott joined the
                                   Company in September, 1996; From April 1996
                                   to September 1996, he was an operating
                                   partner for Wyatt's Cafeterias; From August
                                   1995 to November 1995, he was an
                                   owner/operator of Hudson's Grills; and from
                                   1992 to 1995, he was a regional manager for
                                   Country Harvest Buffet, Inc.  Prior to 1992,
                                   Mr. McDermott was Vice President of
                                   Operations for O'Charley's Inc.

Stephen C. Reid                    Vice President-Research and Development.
(38)                               Mr. Reid has been an executive officer of
                                   the Company since 1988.

John C. Arnold                     Vice President-Training.  Mr. Arnold has
(42)                               been an executive officer of the Company
                                   since 1990.




EMPLOYEES

     As of February 28, 1997, the Company employed approximately 1,050 persons in its Restaurant operations, 20 of whom are corporate personnel, 100 of whom are Restaurant management and supervisory personnel and the remainder of whom are hourly Restaurant personnel. Of the 20 corporate employees, 8 are in management positions and 12 are administrative or office employees.

ITEM 2. PROPERTIES

     Of the 34 Restaurants which were operated by the Company as of December 28, 1996, the Company has entered into ground leases, as lessee for 32 Restaurants. The Company owns the real property for two Company-operated Restaurants. The Company's leases are generally written for a term of from five to 15 years with one or more five year renewal options. The Company's average monthly lease cost for the 23 Company-operated Restaurants located on leased sites is approximately $2,900 per month. For the nine Restaurants where the Company leases the building as well as the site, the average monthly cost is approximately
$4,500 per month. Most leases are treated as operating leases. Leasehold improvements made by the Company generally become the property of the landlord upon expiration or earlier termination of the lease; however, in most instances, if the Company is not in default under the lease, modular buildings remain the property of the Company and can be removed from the site upon expiration of the ground lease. With respect to the buildings and equipment relating to the 34 Company-operated Restaurants, management believes that its commercial insurance coverage is adequate.

     The Company's executive offices are located in approximately 4,800 square feet of leased space at 2768 Colony Park Drive, Memphis, Tennessee 38118. The Company's lease will expire on October 15, 1997, and provides for a minimum annual rent of $44,400.

ITEM 3. LITIGATION

     The Company is involved in litigation incidental to its business, including, but not necessarily limited to, claims alleging violations of the Civil Rights Act of 1964 and/or discrimination. Aside from the cost of defense, such litigation is not presently considered by management to be material to the financial condition of the Company.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No items are reportable hereunder.

                                   PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock, $.01 par value (the "Common Stock") is traded and quoted on The Nasdaq SmallCap Market tier of the National Association of Securities Dealers Automated Quotation System ("Nasdaq") under the symbol "BYBI" and on the Chicago Stock Exchange (the "CSE") under the symbol "BYB." However, due to the low trading volume and expense associated with the Company's listing on the CSE, the Company intends to seek stockholder approval at its Annual Meeting of Stockholders to be held May 22, 1997 of a proposal for the CSE to de-list the shares from trading. The following table sets forth, for all the periods indicated, the high and low bid prices for the Common Stock as reported by Nasdaq, the market on which the majority of trades involving the Common Stock occur. Such price information contains inter-dealer prices, without retail mark-up, mark-down or commissions paid, and may not necessarily reflect actual transactions.


                      Quarter Ended          High   Low
                      -------------          ----   ---
                      March 30, 1996 ......  $2.00  $1.50
                      June 29, 1996 .......  $2.63  $1.50
                      September 28, 1996 ..  $2.44  $1.75
                      December 28, 1996 ...  $2.44  $1.75


     At February 28, 1997, the Common Stock was held of record by approximately 800 record stockholders. On February 28, 1997, the last sale price for the Common Stock as reported by Nasdaq was $2.00 per share.

     The Company has not paid or declared cash distributions or dividends and does not intend to pay cash dividends on the Common Stock or its Preferred Stock, $.01 par value, in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from the Company's Annual Report for the Annual Meeting of Stockholders to be held May 22, 1997.

ITEM 7. FINANCIAL STATEMENTS

     Incorporated herein by reference from the Company's Annual Report for the Annual Meeting of Stockholders to be held May 22, 1997.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No items are reportable hereunder.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 1997, to be filed pursuant to Regulation 14A. Information concerning the Company's executive officers is contained in response to Item 1 of Part I.

ITEM 10. EXECUTIVE COMPENSATION

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 1997, to be filed pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 1997, to be filed pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 22, 1997, to be filed pursuant to Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                                                                         Sequentially
Exhibit                                                                    Numbered
Number     Description                                                       Page
-------    -----------                                                     ---------
3.1        Restated Certificate of Incorporation.(6)

3.2        Amended and Restated By-Laws.(3)

4.1        Specimen Common Stock Certificate.(3)

4.2 Warrant of ABYB delivered to a stockholder of ABYB, who received a like number of ABYB shares (the "Bridge Investor") as part of certain short-term unsecured financing provided to ABYB in February 28993.(1) Such Warrant is now a Warrant for a like number of the Registrant's common shares.

4.3        Underwriter's Warrant delivered to Franklin-Lord, Inc.(2)




10.1           Employment Agreement, dated April 15, 1993, between the
               Registrant and Lattimore M. Michael.(1)

10.2 Form of Employment Agreement executed as of June 6, 1993, between the Registrant and Joseph L. Weiss.(3)

10.3 Form of Employment Agreement executed as of June 6, 1993, between the Registrant and William N. Griffith.(3)

10.4           Form of Incentive Stock Option Plan of 1993.(1)

10.5 Lease, dated February 1, 1990, between Trezevant Properties and the Registrant.(1)

10.6           Joint Venture Agreement of Lester's Back Yard Burgers Joint
               Venture I by and among William L. Lester, Pattie F. Lester,
               Patricia B. Litow, Elizabeth B. Fox and Back Yard Burgers, Inc., dated November 15, 1994.(5)

10.7           Joint Venture Agreement of Lester's Back Yard Burgers Joint
               Venture II by and among William L. Lester, Pattie F. Lester,
               Patricia B. Litow, Elizabeth B. Fox, Charles B. Fox, David P. Fox and Back Yard Burgers, Inc., dated November 15, 1994.(5)

10.8           1995 Employee Stock Purchase Plan of Back Yard Burgers, Inc.(6)

10.9           The 1995 Incentive Award Plan of Back Yard Burgers, Inc.(6)

10.10          Joint Venture Agreement of Lester's Back Yard Burgers Joint
               Venture III by and among Pattie F. Lester, Patricia B. Litow,
               Elizabeth B. Fox, Charles B. Fox, David P. Fox, Alexandra B.
               Litow, Andrew R. Litow and Back Yard Burgers, Inc., dated
               September 12, 1995.(6)

10.11 Line of Credit Commitment by and between Trust One Bank and Back Yard Burgers, Inc. dated December 20, 1995.(7)

10.12* Loan committment by and between Phoenix Leasing Incorporated and Back Yard Burgers, Inc. dated October 4, 1996.

10.13*         Loan committment by and between Trust One Bank and Back Yard
               Burgers, Inc. dated January 23, 1997.

11*            Statement re: Computation of Net Income (Loss) per Share

13* Registrant's Annual Report to Stockholders for the 52-week period ended December 28, 1996. Portions of the Annual Report not specifically incorporated by reference herein are not deemed to be filed herewith.

21 Subsidiaries of the Registrant.(4)
______________

* Filed herewith.

(1)  Previously filed with the Commission as an Exhibit to the Registrant's
     Form SB-2 on April 20, 1993 (File No. 33-61356).

(2)  Previously filed with the Commission as an Exhibit to the Registrant's
     Amendment No. 1 to Form SB-2 on June 11, 1993 (File No. 33-61356).

(3)  Previously filed with the Commission as an Exhibit to the Registrant's
     Amendment No. 2 to Form SB-2 on June 25, 1993 (File No. 33-61356).

(4)  Previously filed with the Commission as an Exhibit to the Registrant's
     Form 10-KSB, dated January 1, 1994 and filed on March 30, 1994.

(5)  Previously filed with the Commission as an Exhibit to the Registrant's
     Form 10-KSB, dated December 31, 1994 and filed on March 31, 1995.

(6)  Previously filed with the Commission as an Exhibit to the Registrant's
     Form 10-QSB, dated September 30, 1995 and filed on November 14, 1995.

(7)  Previously filed with the Commission as an Exhibit to the Registrant's
     Form 10-KSB, dated December 30, 1995 and filed on March 29, 1996.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BACK YARD BURGERS, INC.


                                        By:    /s/ Lattimore M. Michael
                                               ------------------------------
                                               Lattimore M. Michael, Chairman
                                               and Chief Executive Officer

                                        Date:  MARCH 26, 1997
                                               ------------------------------

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.


Signature                    Title                                     Date
---------                    -----                                     ----


/s/ Lattimore M. Michael     Chairman, Chief Executive Officer         March 26,1997
---------------------------  and Director
Lattimore M. Michael


/s/ Joseph L. Weiss          President, Chief Operating Officer        March 26, 1997
---------------------------  and Director
Joseph L. Weiss


/s/ William N. Griffith      Executive Vice President and Director     March 26, 1997
---------------------------
William N. Griffith


/s/ Stephen J. King          Chief Financial Officer                   March 26, 1997
---------------------------  and Director
Stephen J. King


/s/ William B. Raiford, III  Director                                  March 26, 1997
---------------------------
William B. Raiford, III


/s/ W. Kurt Henke            Director                                  March 26, 1997
---------------------------
W. Kurt Henke


/s/ Joe Colonnetta            Director                                 March 26, 1997
---------------------------
Joe Colonnetta
