Form 10QSB
period 1997-03-29
BACK YARD BURGERS INC
filed 1997-05-13
CIK 901495

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED  MARCH 29, 1997

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT

               For the transition period from                 to
                                              ---------------    ---------------

                         Commission file number 1-12104

                            BACK YARD BURGERS, INC.
       (Exact name of small business issuer as specified in its charter)

     DELAWARE                                                 64-0737163
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

                     Outstanding at May 1, 1997 - 4,246,158

Transitional Small Business Disclosure Format (check one):
Yes [ ]     No [X]

                           BACK YARD BURGERS, INC.

                                    INDEX

                                                                                                              Page No.
Part I - Financial Information
------------------------------
Item 1 -         Unaudited Consolidated Financial Statements:

                 Balance Sheet as of March 29, 1997 and December 28, 1996                                          3

                 Statement of Income for the Thirteen Weeks Ended
                  March 29, 1997 and March 30, 1996                                                                4

                 Statement of Cash Flows for the Thirteen Weeks Ended
                  March 29, 1997 and March 30, 1996                                                                5

                 Notes to Unaudited Financial Statements                                                           6

Item 2 -         Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                           7-11


Part II - Other Information
---------------------------

Item 1 -         Legal Proceedings                                                                                12

Item 2 -         Changes in Securities                                                                            12

Item 3 -         Defaults Upon Senior Securities                                                                  12

Item 4 -         Submission of Matters to a Vote
                  of Security Holders                                                                             12

Item 5 -         Other Information                                                                                12

Item 6 -         Exhibits and Reports on Form 8-K                                                                 12


Signatures                                                                                                        13
----------



BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                                   MARCH 29,     DECEMBER 28,
                                                                                      1997            1996
                                                                                      ----            ----
ASSETS
Cash and cash equivalents                                                        $       851     $     1,101
Receivables, net                                                                         439             363
Inventories                                                                              159             150
Prepaid expenses and other current assets                                                 86              31
                                                                                 -----------     -----------
     Total current assets                                                              1,535           1,645

Note receivable                                                                           83              30
Property and equipment, at depreciated cost                                            7,932           8,131
Intangible assets                                                                      1,535           1,561
Other assets                                                                             202             205
                                                                                 -----------     -----------
                                                                                 $    11,287     $    11,572
                                                                                 ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                 $       268     $       564
Accrued expenses                                                                         641             507
Current installments of long-term debt                                                   308             328
Total current liabilities                                                              1,217           1,399

Long-term debt, less current installments                                              1,784           1,831
Other deferred liabilities                                                               114             110
Deferred franchise fees                                                                  142             122
                                                                                 -----------     -----------
     Total liabilities                                                                 3,257           3,462
                                                                                 -----------     -----------
Commitments and contingencies                                                              -               -

Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
    308,115 shares issued and outstanding at March 29, 1997
    (309,506 at December 28, 1996)                                                         3               3
    Common stock, $.01 par value, 12,000,000 shares authorized;
    4,246,158 outstanding at March 29, 1997
    (4,240,766 at December 28, 1996)                                                      42              42
   Paid-in capital                                                                     9,962           9,956
   Retained deficit                                                                   (1,977)         (1,891)
                                                                                 -----------     -----------
        Total stockholders' equity                                                     8,030           8,110
                                                                                 -----------     -----------
                                                                                 $    11,287     $    11,572
                                                                                 ===========     ===========

           See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      THIRTEEN WEEKS ENDED
                                                                                      --------------------
                                                                                      MARCH 29,      MARCH 30,
                                                                                        1997           1996
                                                                                        ----           ----
Revenues:
   Restaurant sales                                                                 $    5,461    $    4,906
   Franchise fees                                                                           21            19
   Royalty fees                                                                            277           196
   Advertising fees                                                                         72            50
   Other                                                                                    58            87
                                                                                    ----------    ----------
        Total revenues                                                                   5,889         5,258
                                                                                    ----------    ----------

Expenses:
   Cost of restaurant sales                                                              1,826         1,658
   Restaurant operating expenses                                                         2,794         2,467
   General and administrative                                                              740           661
   Advertising                                                                             286           229
   Depreciation and amortization                                                           269           281
                                                                                    ----------    ----------
        Total expenses                                                                   5,915         5,296
                                                                                    ----------    ----------
        Operating loss                                                                     (26)          (38)

Interest income                                                                              3             4
Interest expense                                                                           (54)          (57)
Other, net                                                                                  (9)            1
                                                                                    ----------    ----------
        Loss before income taxes                                                           (86)          (90)
Income taxes                                                                                --            --
                                                                                    ----------    ----------
       Net loss                                                                     $      (86)   $      (90)
                                                                                    ==========    ==========

Net loss per share                                                                  $     (.02)   $     (.02)
                                                                                    ==========    ==========

Weighted average number of common shares
 and common equivalent shares outstanding                                                4,552         4,537
                                                                                    ==========    ==========





           See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                                      THIRTEEN WEEKS ENDED
                                                                                      --------------------
                                                                                      MARCH 29,    MARCH 30,
                                                                                        1997         1996
                                                                                        ----         ----
Cash flows from operating activities
  Net loss                                                                       $      (86)      $      (90)
  Adjustments to reconcile net loss to net cash
   from operating activities
     Depreciation and amortization of property and equipment                            238              230
     Amortization of intangible assets                                                   27               26
     Amortization of preopening costs                                                     4               24
     Provision for losses on receivables                                                 30               15
     (Increase) decrease in assets
        Receivables                                                                     (34)             (68)
        Inventories                                                                      (9)               -
        Prepaid expenses and other current assets                                       (60)             121
        Other assets                                                                      3                4
     Increase (decrease) in liabilities
        Accounts payable and accrued expenses                                          (162)            (111)
        Other deferred liabilities                                                        4                6
        Deferred franchise fees                                                          20               13
                                                                                 ----------       ----------
          Net cash provided by (used in) operating activities                           (25)             170
                                                                                 ----------       ----------
Cash flows from investing activities
   Additions to property and equipment                                                 (164)             (91)
                                                                                 ----------       ----------
        Net cash used in investing activities                                          (164)             (91)
                                                                                 ----------       ----------
Cash flows from financing activities
   Issuance of stock                                                                      6                5
   Principal payments on long-term debt and capital leases                              (67)             (57)
                                                                                 ----------       ----------
        Net cash used in financing activities                                           (61)             (52)
                                                                                 ----------       ----------
        Net increase (decrease) in cash and cash equivalents                           (250)              27
Cash and cash equivalents
   Beginning of period                                                                1,101              528
                                                                                 ----------       ----------
   End of period                                                                 $      851       $      555
                                                                                 ==========       ==========
Supplemental disclosure of cash flow information
   Income taxes paid                                                             $        -       $        -
                                                                                 ==========       ==========
   Interest paid                                                                 $       54       $       57
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

    The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10- QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to Financial Statements for the year ended December 28, 1996 included in the Company's 1996 Annual Report.

    The financial statements include the accounts of Back Yard Burgers, Inc. and its wholly-owned subsidiaries, Little Rock Back Yard Burgers, Inc. and Atlanta Burgers BYB Corporation, as well as the Back Yard Burgers National Advertising Fund. All significant intercompany transactions have been eliminated.

    The results of operations for the thirteen-week period is not necessarily indicative of the results to be expected for the full year.

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


NOTE 3 - DEFERRED FRANCHISE FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the Company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At March 29, 1997, deferred fees include franchise and area development rights sold during the following years:

                 1997                                             $     41
                 1995                                                   59
                 Previous Years                                         42
                                                                  --------
                                                                  $    142
                                                                  ========



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

                        SAFE HARBOR PROVISIONS OF THE
                   PRIVATE SECURITIES LITIGATION REFORM ACT

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for certain qualifying forward-looking statements. Certain information included in this Form 10-QSB may contain statements that are forward-looking, such as statements related to financial items and results, plans for future expansion and other business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition. Such forward- looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.


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

                                                                                       THIRTEEN WEEKS ENDED
                                                                                       --------------------
                                                                                     MARCH 29,      MARCH 30,
                                                                                        1997          1996
                                                                                        ----          ----
Revenues
  Restaurant sales                                                                       92.7%         93.3%
  Franchise fees                                                                           .4            .4
  Royalty fees                                                                            4.7           3.7
  Advertising fees                                                                        1.2            .9
  Other operating revenue                                                                 1.0           1.7
                                                                                        -----         -----
    Total revenue                                                                       100.0%        100.0%
                                                                                        =====         =====

                                                                                        THIRTEEN WEEKS ENDED
                                                                                        --------------------
                                                                                       MARCH 29,     MARCH 30,
                                                                                         1997          1996
                                                                                         ----          ----
Costs and Expenses
Cost of restaurant sales (1)                                                            33.4%         33.8%
Restaurant operating expenses (1)                                                       51.2          50.3
General and administrative                                                              12.6          12.6
Advertising                                                                              4.9           4.4
Depreciation and amortization                                                            4.6           5.3
Operating loss                                                                           (.4)          (.7)
Interest income                                                                            -            .1
Interest expense                                                                          .9           1.1
Other, net                                                                               (.2)            -
Loss before income taxes                                                                (1.5)         (1.7)
Income taxes                                                                               -             -
Net income                                                                              (1.5)         (1.7)


                                                                                        THIRTEEN WEEKS ENDED
                                                                                        --------------------
                                                                                      MARCH 29,       MARCH 30,
                                                                                         1997          1996
                                                                                         ----          ----
                                                                                               ($000'S)
System-wide restaurant sales
   Company-operated                                                                    $ 5,461        $ 4,906
   Franchised                                                                            7,573          5,221
                                                                                       -------        -------
            Total                                                                      $13,034        $10,127
                                                                                       =======        =======

Average annual sales per restaurant open for a
 full year (2)
   Company-operated                                                                    $   712        $   656
   Franchised                                                                          $   665        $   586
   System-wide                                                                         $   682        $   617

Number of restaurants
 Company-operated                                                                           32             32
 Franchised                                                                                 46             37
                                                                                       -------        -------
   Total                                                                                    78             69
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

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED MARCH 29, 1997 AND MARCH 30, 1996.

    RESTAURANT SALES increased 11.3% to $5,461,000 during the thirteen weeks ended March 29, 1997 compared to $4,906,000 for the same 1996 period. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 5.8%, as well as a price increase of approximately 3.5% effective at the beginning of the 1996 third quarter. The increase in same-store sales, coupled with new stores not included in the same-store sales calculation, accounted for approximately $370,000 in additional sales while the price increases improved sales by approximately $185,000. Management of the Company believes that the increase in same-store sales is the result of improvement in service, as well as a marketing strategy which is focused on increasing customer awareness and improving store-level margins.

    ROYALTY FEES increased 41.3% to $277,000 during the thirteen week period ended March 29, 1997 compared to $196,000 during the same period in 1996. The increase is due to an increase in franchised restaurant sales upon which the fees are based. The sales increase resulted partially from a net increase of eight franchised restaurants. Twelve franchised restaurants were opened, and four were closed since March 30, 1996. Additionally, comparable same-store sales at franchised restaurants open for more than one year increased 7.0%, representing an increase in royalty fees of approximately $12,000.

    ADVERTISING FEES increased 44.0% to $72,000 for the thirteen weeks ended March 29, 1997 compared to $50,000 during the comparable period in 1996. The increase is related to the increase in franchised restaurant sales as noted above.

    COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $1,826,000 for the thirteen weeks ended March 29, 1997 and $1,658,000 during the same period in 1996, decreasing as a percentage of restaurant sales to 33.4% from 33.8%. This percentage decrease is primarily the result of the price increase noted above, as well as decreases in all paper costs. These decreases were partially offset by increases of approximately 9.0% and 3.8% in the costs of beef and chicken, respectively.

    RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, rent and certain other unit level operating expenses, increased to $2,794,000 for the thirteen weeks ended March 29, 1997 from $2,467,000 in the same prior year period. This represents an increase as a percentage of restaurant sales to 51.2% from 50.3% for the same period in 1996. The increase, as a percentage of sales, relates primarily to an increase of approximately 2.0% in promotional activities coupled with discounts designed to generate activity at the store level. This increase was partially offset by an increase in same-store sales at existing restaurants of 5.8% which results in expenses of a fixed and semi-variable nature, such as management payroll, repairs, rent, utilities, taxes and insurance, representing a smaller percentage of sales.

    GENERAL AND ADMINISTRATIVE COSTS increased to $740,000 from $661,000, or 12.6% as a percentage of total revenues for both the thirteen weeks ended March 29, 1997 and the same period in 1996. The increase of $79,000 is primarily the result of the addition of operations management personnel in the Little Rock market and at the corporate level, an individual to reactivate franchise sales which were suspended during 1996, and an MIS specialist to direct point of sale maintenance and upgrade programs, as well as personnel costs related to an increased level of restaurant management training programs to facilitate superior customer service.

    ADVERTISING EXPENSE increased 24.9% to $286,000 for the thirteen weeks ended March 29, 1997 from $229,000 same period in 1996. This is the result of an increase in advertising fees, as described above, which are used for the development and production of marketing campaigns and collateral material. Additionally, the amount allocated for local marketing and media purposes was increased by 0.6%, as a percentage of Company-operated restaurant sales, effective at the beginning of 1997.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired.

    Certain of the Company's restaurants have have been identified as underperforming and have initiated action plans to improve their underperforming status. Should these plans prove unsuccessful, some or all of these stores' assets may become impaired.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures totaled $164,000 for the thirteen weeks ended March 29, 1997 and $91,000 for the same period of 1996. Generally, the Company purchases its restaurant buildings and leases the properties for its Company-operated restaurants. The average monthly lease cost for the 22 Company-operated restaurants on leased sites at March 29, 1997 is approximately $2,900 per month. For the eight restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $4,600.

    Cash from operations for the Company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $269,000 for the thirteen weeks ended March 29, 1997 and $281,000 for the same 1996 period. This decrease is primarily the result of equipment at certain Company-operated stores becoming fully depreciated. Receivables, net, increased $129,000 during the thirteen weeks ended March 29, 1997, primarily due to the acceptance of a note in the amount of $125,000 as consideration for a Company-operated store which was closed and sold during the first quarter. The remaining increase is due to the timing of collections from franchisees.

    Cash provided by (used in) operations for the thirteen week period ended March 29, 1997 and March 30, 1996 totaled ($25,000) and $170,000, respectively. Since January 1, 1995, the addition of restaurants and equipment has been financed primarily through cash from operations and debt.

    On October 4, 1996, the Company received a commitment from a leasing company for a loan transaction . This commitment provides the Company with up to $2,000,000 and bears interest at approximately 13.0%. Additionally, on January 23, 1997, the Company entered into a loan agreement with a financial institution which provides the Company with a loan commitment of up to $765,000 and bears interest at the prime rate plus 1%. Both of the above commitments are secured by real and personal property to be acquired and/or constructed with the commitment proceeds. There are no borrowings outstanding under either of the above commitments at March 29, 1997.

    The Company believes that it currently has sufficient resources to fund anticipated capital expenditures of approximately $2,800,000 during the remainder of 1997. These resources include the borrowing commitments described above in addition to the Company's internally generated cash flow. Additional growth in 1998 may require the Company to obtain additional debt or equity financing.

SEASONALITY AND INFLATION

While the Company does not believe that seasonality affects its operations in a material manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirteen weeks ended March 29, 1997. Increases in food, labor or other operating costs could adversely affect the Company's operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in operating costs. However, because of the intense competition in the quick-service restaurant industry, there can be no certainty that the Company will be able to successfully continue this practice.

KNOWN TRENDS AND UNCERTAINTIES

Labor will continue to be a critical factor during the remainder of 1997. In most areas where the Company operates restaurants, there is a shortage of suitable labor. This, in itself, could result in higher wages as the competition for employees intensifies, not only in the quick-service restaurant industry, but in practically all retail and service industries. It will be crucial for the Company to develop programs to attract and retain quality employees. Effective September 1, 1997, the minimum wage will increase to $5.15 per hour from $4.75 per hour. This increase could have a negative impact on operating margins.

    During 1996, the cost of beef and chicken, the largest single component of the cost of restaurant sales, was below prices of recent years. During the thirteen weeks ended March 29, 1997, the cost of beef and chicken rose 9.0% and 3.8%, respectively. Management of the Company expects additional increases in these costs in the future and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these increases.

    Due to the competitive nature of the restaurant industry, site selection will become more difficult as an increasing number of businesses will be vying for locations with similar characteristics. This could result in higher occupancy costs for prime locations.

    The future success of the Company will be determined, to a great extent, by its ability to positively address these issues.

CONVERSION OF PREFERRED STOCK

In accordance with the provisions of the Company's Certificate of Incorporation regarding preferred stock, as a result of the Company's having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder.
The Company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of March 29, 1997, 890,473 shares had been converted.

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


                                                         BACK YARD BURGERS, INC.


Date: May 12, 1997                                By:/s/Lattimore M. Michael
------------------                                   -----------------------
                                                     Lattimore M. Michael
                                                     Chairman and Chief
                                                     Executive Officer


Date: May 12, 1997                                By:/s/Stephen J. King
------------------                                   ---------------------
                                                     Stephen J. King Chief
                                                     Financial Officer