Form 10QSB
period 1997-06-28
BACK YARD BURGERS INC
filed 1997-08-12
CIK 901495

                  U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED JUNE 28, 1997

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT

                For the transition period from          to
                                               --------   -------

                       Commission file number 1-12104

                           BACK YARD BURGERS, INC.
      (Exact name of small business issuer as specified in its charter)

                  DELAWARE                                64-0737163
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

                  Outstanding at August 1, 1997 - 4,266,238

Transitional Small Business Disclosure Format (check one):
Yes [ ]  No [X]

                           BACK YARD BURGERS, INC.

                                    INDEX

                                                                                                                   Page No.
Part I - Financial Information

Item 1 -          Unaudited Consolidated Financial Statements:

                  Balance Sheet as of June 28, 1997 and December 28, 1996                                             3

                  Statement of Income for the Thirteen Weeks Ended and
                   Twenty-Six Weeks Ended June 28, 1997 and June 29, 1996                                             4

                  Statement of Cash Flows for the Twenty-Six Weeks Ended
                   June 28, 1997 and June 29, 1996                                                                    5

                  Notes to Unaudited Financial Statements                                                             6

Item 2 -          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                             7-12


Part II - Other Information

Item 1 -          Legal Proceedings                                                                                  13

Item 2 -          Changes in Securities                                                                              13

Item 3 -          Defaults Upon Senior Securities                                                                    13

Item 4 -          Submission of Matters to a Vote
                   of Security Holders                                                                               13

Item 5 -          Other Information                                                                                  13

Item 6 -          Exhibits and Reports on Form 8-K                                                                   14


Signatures                                                                                                           15


BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                  JUNE 28,  DECEMBER 28,
                                                                                    1997        1996
                                                                                    ----        ----
ASSETS

Cash and cash equivalents                                                         $    629    $  1,101
Receivables, net                                                                       472         363
Inventories                                                                            161         150
Prepaid expenses and other current assets                                               87          31
                                                                                  --------    --------
      Total current assets                                                           1,349       1,645

Note receivable                                                                         75          30
Property and equipment, at depreciated cost                                          8,537       8,131
Intangible assets                                                                    1,509       1,561
Other assets                                                                           210         205
                                                                                  --------    --------
                                                                                  $ 11,680    $ 11,572
                                                                                  --------    --------



LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                  $    459    $    564
Accrued expenses                                                                       644         507
Current installments of long-term debt                                                 196         328
                                                                                  --------    --------
      Total current liabilities                                                      1,299       1,399

Long-term debt, less current installments                                            1,757       1,831
Other deferred liabilities                                                             117         110
Deferred franchise fees                                                                164         122
                                                                                  --------    --------
      Total liabilities                                                              3,337       3,462
                                                                                  --------    --------


Commitments and contingencies                                                           --          --


Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized; 292,960 shares issued and outstanding at June 28, 1997
    (309,506 at December 28, 1996)                                                       3           3
   Common stock, $.01 par value, 12,000,000 shares authorized;
    4,266,238 outstanding at June 28, 1997
    (4,240,766 at December 28, 1996)                                                    43          42
   Paid-in capital                                                                   9,969       9,956
   Retained deficit                                                                 (1,672)     (1,891)
                                                                                  --------    --------
      Total stockholders' equity                                                     8,343       8,110
                                                                                  --------    --------
                                                                                  $ 11,680    $ 11,572
                                                                                  --------    --------


           See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                             THIRTEEN WEEKS ENDED    TWENTY-SIX WEEKS ENDED
                                             --------------------    ----------------------
                                              JUNE 28,    JUNE 29,    JUNE 28,    JUNE 29,
                                                1997        1996       1997        1996
                                                ----        ----       ----        ----

Revenues:
   Restaurant sales                          $  6,030    $  5,879    $ 11,491    $ 10,785
   Franchise fees                                  --          57          21          76
   Royalty fees                                   309         257         586         453
   Advertising fees                                80          67         152         117
   Other                                          118          47         176         134
                                             --------    --------    --------    --------
        Total revenues                          6,537       6,307      12,426      11,565
                                             --------    --------    --------    --------


Expenses:
   Cost of restaurant sales                     1,997       1,957       3,823       3,615
   Restaurant operating expenses                2,798       2,811       5,592       5,278
   General and administrative                     781         695       1,521       1,356
   Advertising                                    343         259         629         488
   Depreciation and amortization                  266         273         535         554
                                             --------    --------    --------    --------
        Total expenses                          6,185       5,995      12,100      11,291
                                             --------    --------    --------    --------
        Operating income                          352         312         326         274

Interest income                                     3           3           6           7
Interest expense                                  (52)        (58)       (106)       (115)
Other, net                                          2           4          (7)          5
                                             --------    --------    --------    --------
        Income before income taxes                305         261         219         171
Income taxes                                       --          --          --          --
                                             --------    --------    --------    --------
        Net income                           $    305    $    261    $    219    $    171
                                             ========    ========    ========    ========

Net income per share                         $    .07    $    .06    $    .05    $    .04
                                             ========    ========    ========    ========

Weighted average number of common shares
  and common equivalent shares outstanding      4,557       4,541       4,555       4,539
                                             ========    ========    ========    ========




           See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                               Twenty-Six Weeks Ended
                                                               ----------------------
                                                                 JUNE 28,   JUNE 29,
                                                                   1997       1996
                                                                   ----       ----
Cash flows from operating activities
   Net income                                                   $   219    $   171
   Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization of property and equipment       475        456
      Amortization of intangible assets                              52         52
      Amortization of preopening costs                                8         46
      Provision for losses on receivables                            73         53
      Gain on sale of assets                                         --         (3)
      (Increase) decrease in assets
        Receivables                                                (109)      (109)
        Inventories                                                 (11)         7
        Prepaid expenses and other current assets                   (56)        26
        Other assets                                                 (5)         5
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                        32       (176)
        Other deferred liabilities                                    7         12
        Deferred franchise fees                                      42         --
                                                                -------    -------

           Net cash provided by operating activities                727        540
                                                                -------    -------

Cash flows from investing activities
   Additions to property and equipment                           (1,020)      (247)
   Proceeds on sale of assets                                        13         45
                                                                -------    -------
        Net cash used in investing activities                    (1,007)      (202)
                                                                -------    -------

Cash flows from financing activities
   Issuance of stock                                                 14         11
   Principal payments on long-term debt and capital leases         (206)      (112)
                                                                -------    -------

        Net cash used in financing activities                      (192)      (101)
                                                                -------    -------
        Net increase (decrease) in cash and cash equivalents       (472)       237

Cash and cash equivalents
   Beginning of period                                            1,101        528
                                                                -------    -------

   End of period                                                $   629    $   765
                                                                =======    =======

Supplemental disclosure of cash flow information
   Income taxes paid                                            $    --    $    --
                                                                =======    =======

   Interest paid                                                $   106    $   115
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


NOTE 3 - DEFERRED FRANCHISE FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the Company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At June 28, 1997, deferred fees include franchise and area development rights sold during the following years:

                  1997                                              $ 63
                  1995                                                59
                  Previous Years                                      42
                                                                    ----
                                                                    $164


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

                                                                                            TWENTY-SIX WEEKS ENDED
                                                                                            JUNE 28,      JUNE 29,
                                                                                              1997          1996
                                                                                              ----          ----
Revenues
   Restaurant sales                                                                           92.5%         93.2%
   Franchise fees                                                                               .2            .7
   Royalty fees                                                                                4.7           3.9
   Advertising fees                                                                            1.2           1.0
   Other operating revenue                                                                     1.4           1.2
                                                                                             -----         -----

      Total revenue                                                                          100.0%        100.0%
                                                                                             -----         -----

                                               TWENTY-SIX WEEKS ENDED
                                               ----------------------
                                                 JUNE 28,  JUNE 29,
                                                   1997      1996
                                                   ----      ----
Costs and Expenses
   Cost of restaurant sales (1)                    33.3%     33.5%
   Restaurant operating expenses (1)               48.7      48.9
   General and administrative                      12.2      11.7
   Advertising                                      5.1       4.2
   Depreciation and amortization                    4.3       4.8
Operating income                                    2.6       2.4
Interest income                                      --        .1
Interest expense                                     .9       1.0
Other, net                                          (.1)       --
Income before income taxes                          1.8       1.5
Income taxes                                         --        --
Net income                                          1.8       1.5


                                               TWENTY-SIX WEEKS ENDED
                                               ----------------------
                                                 JUNE 28,   JUNE 29,
                                                  1997       1996
                                                  ----       ----
                                                      ($000'S)
System-wide restaurant sales
   Company-operated                              $11,491   $10,785
   Franchised                                     15,841    12,191
                                                 -------   -------

      Total                                      $27,332   $22,976
                                                 -------   -------

Average annual sales per restaurant open for a
 full year (2)
   Company-operated                              $   723   $   658
   Franchised                                    $   662   $   601
   System-wide                                   $   687   $   628

Number of restaurants
   Company-operated                                   31        33
   Franchised                                         43        41
                                                 -------   -------

      Total                                           74        74
                                                 -------   -------


(1)   As a percentage of restaurant sales.

(2) Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of six months of operation as sales during the period immediately after the opening tend to be higher due to promotions and trial by public.


COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED JUNE 28, 1997 AND JUNE 29, 1997.

     RESTAURANT SALES increased 2.6% to $6,030,000 during the thirteen weeks ended June 28, 1997 compared to $5,879,000 for the same period in 1996. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 2.8%, as well as a menu price increase of approximately 3.5% effective at the beginning of the 1996 third quarter. The increase in same-store sales, coupled with new stores not included in the same-store sales calculation, accounted for approximately $311,000 in additional sales while the price increases improved sales by approximately $180,000. These

$311,000 in additional sales while the price increases improved sales by approximately $180,000. These increases were partially offset by stores which closed since June 29, 1996. Management of the Company believes that the increase in same-store sales is the result of improvement in service and the impact of adding dine-in facilities to two double drive-thru units, as well as a marketing strategy which is focused on increasing customer awareness and resultant sales.

     ROYALTY FEES increased 20.2% to $309,000 during the thirteen week period ended June 28, 1997 compared to $257,000 during the same period in 1996. The increase is due to an increase in franchised restaurant sales upon which the fees are based. The sales increase resulted partially from a net increase of two franchised restaurants. Seven franchised restaurants were opened, and five were closed since June 29, 1996. Additionally, comparable same-store sales at franchised restaurants open for more than one year increased 2.5%, representing an increase in royalty fees of approximately $5,000.

     ADVERTISING FEES increased 19.4% to $80,000 for the thirteen weeks ended June 28, 1997 compared to $67,000 during the comparable period in 1996. The increase is related to the increase in franchised restaurant sales as noted above.

     OTHER INCOME increased 151% to $118,000 for the thirteen weeks ended June 28, 1997 compared to $47,000 during the year earlier period. This increase is primarily due to marketing and promotional assistance from certain vendors, as well as volume based allowances for Company-operated stores from certain vendors.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $1,997,000 for the thirteen weeks ended June 28, 1997 and $1,957,000 during the same period in 1996, decreasing as a percentage of restaurant sales to 33.1% from 33.3%. This percentage decrease is primarily the result of the menu price increase noted above and a continuing focus on improving operating procedures to reduce waste, as well as decreases in all paper costs. These decreases were offset to a great extent by increases of approximately 14.1% and 4.4% in the costs of beef and chicken, respectively.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, rent and certain other unit level operating expenses, decreased to $2,798,000 for the thirteen weeks ended June 28, 1997 from $2,811,000 in the same prior year period. This represents a decrease as a percentage of restaurant sales to 46.4% from 47.8% for the same period in 1996. The decrease, as a percentage of sales, relates primarily to an increase of approximately 0.7% in promotional activities coupled with discounts designed to generate activity at the store level. This increase was partially offset by an increase in same-store sales at existing restaurants of 2.5% which resulted in expenses of a fixed and semi-variable nature, such as management payroll, repairs, rent, utilities, taxes and insurance, representing a smaller percentage of sales.

     GENERAL AND ADMINISTRATIVE COSTS increased to $781,000 for the thirteen weeks ended June 28, 1997 from $695,000 for the year earlier period. As a percentage of total revenues, this represents an increase to 11.9% from 11.0% in the same period in 1996. The increase of $86,000 is primarily the result of i) the addition of operations management personnel in the Little Rock market, and
ii) at the corporate level, an individual to reactivate franchise sales which were suspended during 1996, and iii) an MIS specialist to direct point of sale maintenance and upgrade programs, as well as iv) personnel costs related to an increased level of restaurant management training programs to facilitate improved customer service.

     ADVERTISING EXPENSE increased 32.4% to $343,000 for the thirteen weeks ended June 28, 1997 from $259,000 same period in 1996. This is the result of an increase in advertising fees, as described above, which are used for the development and production of marketing campaigns and collateral material. Additionally, the amount allocated for local marketing and media purposes was increased by 0.6%, as a percentage of Company-operated restaurant sales, effective at the beginning of 1997.

COMPARISON OF THE COMPANY'S RESULTS FOR THE TWENTY-SIX WEEKS ENDED JUNE 28, 1997 AND JUNE 29, 1997.

     RESTAURANT SALES increased 6.5% to $11,491,000 during the twenty-six weeks ended June 28, 1997 compared to $10,785,000 for the same period in 1996. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 4.2%, as well as a menu price increase of approximately 3.5% effective at the beginning of the third quarter of 1996. The increase in same-store sales, coupled with new stores not included in the same-store sales calculation, accounted for approximately $573,000 in additional sales while the price increases improved sales by approximately $400,000. These increases were partially offset by revenue lost due to stores which closed since December 29, 1996. Management of the Company believes that the increase in same-store sales is the result of improvement in service and the impact of adding dine-in facilities to two double drive-thru units, as well as a marketing strategy which is focused on increasing customer awareness and improving store-level margins.

     ROYALTY FEES increased 29.4% to $586,000 during the twenty-six week period ended June 28, 1997 compared to $453,000 during the same period in 1996. The increase is due to an increase in franchised restaurant sales upon which the fees are based. The sales increase resulted partially from a net increase of seven franchised restaurants. Twelve franchised restaurants were opened, and five were closed since December 29, 1996. Additionally, comparable same-store sales at franchised restaurants open for more than one year increased 5.9%, representing an increase in royalty fees of approximately $21,000.

     ADVERTISING FEES increased 29.9% to $152,000 for the twenty-six weeks ended June 28, 1997 compared to $117,000 during the comparable period in 1996. The increase is related to the increase in franchised restaurant sales as noted above.

     OTHER INCOME increased 31.3% to $176,000 for the twenty-six weeks ended June 28, 1997 compared to $134,000 during the year earlier period. This increase is primarily due to marketing and promotional assistance from certain vendors, as well as volume based allowances for Company-operated stores from certain vendors.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $3,823,000 for the twenty-six weeks ended June 28, 1997 and $3,615,000 during the same period in 1996, decreasing as a percentage of restaurant sales to 33.3% from 33.5%. This percentage decrease is primarily the result of the menu price increase noted above and a continuing focus on improving operating procedures to reduce waste, as well as decreases in all paper costs. These decreases were offset to a great extent by increases of approximately 11.5% and 4.1% in the costs of beef and chicken, respectively.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, rent and certain other unit level operating expenses, totaled $5,592,000 for the twenty-six weeks ended June 28, 1997 and $5,278,000 in the same prior year period. This represents a decrease as a percentage of restaurant sales to 48.7% from 48.9% for the same period in 1996. As a percentage of sales, promotional activities coupled with discounts designed to generate activity at the store level increased approximately 0.7%. This increase was more than offset by an increase in same-store sales at existing restaurants of 4.2% which resulted in expenses of a fixed and semi-variable nature, such as management payroll, repairs, rent, utilities, taxes and insurance, representing a smaller percentage of sales.

     GENERAL AND ADMINISTRATIVE COSTS increased to $1,521,000 for the twenty-six weeks ended June 28, 1997 from $1,356,000 for the year earlier period. As a percentage of total revenues, this represents an increase to 12.2% from 11.7% in the same period in 1996. The increase of $165,000 is primarily the result of i) the addition of operations management personnel in the Little Rock market, and
ii) at the corporate level, an individual to reactivate franchise sales which were suspended during 1996, and iii) an MIS specialist to direct point of sale maintenance and upgrade programs, as well as iv) personnel costs related to an increased level of restaurant management training programs to facilitate improved customer service.

     ADVERTISING EXPENSE increased 28.9% to $629,000 for the twenty-six weeks ended June 28, 1997 from $488,000 same period in 1996. This is the result of an increase in advertising fees, as described above, which are used for the development and production of marketing campaigns and collateral material. Additionally, the amount allocated for local marketing and media purposes was increased by 0.6%, as a percentage of Company-operated restaurant sales, effective at the beginning of 1997.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired.

     Certain of the Company's restaurants have been identified as underperforming and have initiated action plans to improve their underperforming status. Should these plans prove unsuccessful, some or all of these stores' assets may become impaired.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures totaled $1,016,000 for the twenty-six weeks ended June 28, 1997 and $247,000 for the same period of 1996. Generally, the Company purchases its restaurant buildings and leases the properties for its Company-operated restaurants. The average monthly lease cost for the 22 Company-operated restaurants on leased sites at June 28, 1997 is approximately $2,900 per month. For the eight restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $4,600.

     Cash from operations for the Company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $535,000 for the twenty-six weeks ended June 28, 1997 and $554,000 for the same period in 1996. This decrease is primarily the result of equipment at certain Company-operated stores becoming fully depreciated. Receivables, net, increased $109,000 during the twenty-six weeks ended June 28, 1997, primarily due to the timing of a reimbursement for point of sale equipment purchased under a lease agreement in the amount of $130,000. This was offset by the timing of collections from franchisees.

     Cash provided by operations for the twenty-six week period ended June 28, 1997 and June 29, 1996 totaled $726,000 and $540,000, respectively. Since January 1, 1995, the addition of restaurants and equipment has been financed primarily through cash from operations and debt.

     On October 4, 1996, the Company received a commitment from a leasing company for a loan transaction . This commitment provides the Company with up to $2,000,000 and bears interest at approximately 13.0%. Additionally, on January 23, 1997, the Company entered into a loan agreement with a financial institution which provides the Company with a loan commitment of up to $765,000 and bears interest at the prime rate plus 1%. Both of the above commitments are secured by real and personal property to be acquired and/or constructed with the commitment proceeds. There were no borrowings outstanding under either of the above commitments at June 28, 1997.

     The Company believes that it currently has sufficient resources to fund anticipated capital expenditures of approximately $1,500,000 during the remainder of 1997. These resources include the borrowing commitments described above in addition to the Company's internally generated cash flow. Additional growth in 1998 may require the Company to obtain additional debt or equity financing.

SEASONALITY AND INFLATION

While the Company does not believe that seasonality affects its operations in a material manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the twenty-six weeks ended June 28, 1997. Increases in food, labor or other operating costs could adversely affect the Company's operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in operating costs. However, because of the intense competition in the quick-service restaurant industry, there can be no certainty that the Company will be able to successfully continue this practice.

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

     During 1996, the cost of beef and chicken, the largest single component of the cost of restaurant sales, was below prices of recent years. During the twenty-six weeks ended June 28, 1997, the cost of beef and chicken rose 11.5% and 4.1%, respectively. Management of the Company expects additional increases in these costs in the future and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these increases.

     Due to the competitive nature of the restaurant industry, site selection will become more difficult as an increasing number of businesses will be vying for locations with similar characteristics. This could result in higher occupancy costs for prime locations.

     The future success of the Company will be determined, to a great extent, by its ability to positively address these issues.

CONVERSION OF PREFERRED STOCK

In accordance with the provisions of the Company's Certificate of Incorporation regarding preferred stock, as a result of the Company's having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The Company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of June 28, 1997, 907,019 shares had been converted.

IMPACT OF PROPOSED ACCOUNTING STANDARDS

In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share " ("SFAS 128") to be effective for financial statements issued after December 15, 1997. Implementation of SFAS 128 may cause the total earnings per share ("EPS") for the year to be different than the sum of earlier reporting periods, however, in the second quarter of 1997, the results of the computation of EPS under both methods were the same.

     In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997 and are not expected to have a material impact on the Company.

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

                       None

     Item 3      Defaults Upon Senior Securities

                       Not Applicable

     Item 4      Submission of Matters to a Vote of Security Holders

On May 22, 1997, the Company held its Annual Meeting of Stockholders in Memphis, Tennessee, for the purpose of: i) electing three Class III members to the Board of Directors; ii) ratifying the appointment of Price Waterhouse LLP as independent public accountants for 1997; iii) approving the Company's delisting its Common Stock from the Chicago Stock Exchange, and iv) to transact such other business as may have properly come before the meeting or an adjournment thereof.

                 The following table sets forth the Class III directors elected at such meeting and the number of votes cast by the Company's common and preferred stockholders for and withheld for each director:


                       Directors                       For                Withheld
                       ---------                       ---                --------
                       Lattimore M. Michael          3,966,312              41,153
                       Joseph L. Weiss               3,972,285              35,180
                       William N. Griffith           3,978,402              29,063


                 The appointment of Price Waterhouse LLP as independent public accountants was ratified at the meeting as follows:

                       For                           3,999,358
                       Against                           3,185
                       Abstentions                       4,922

                 The delisting of the Company's Common Stock from the Chicago Stock Exchange was approved as follows:

                       For                           3,809,182
                       Against                          21,203
                       Abstain                          11,019
                       Non-Vote                        166,061

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


                                                BACK YARD BURGERS, INC.


Date: August 11, 1997                           By:/s/Lattimore M. Michael
---------------------                              -----------------------------
                                                    Lattimore M. Michael
                                                    Chairman and Chief Executive
                                                    Officer


Date: August 11, 1997                           By:/s/Stephen J. King
---------------------                              -----------------------------
                                                    Stephen J. King
                                                    Chief Financial Officer