Form 10QSB
period 1997-09-27
BACK YARD BURGERS INC
filed 1997-11-10
CIK 901495

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 27, 1997

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

                For the transition period from _______ to _______

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

                   Outstanding at November 1, 1997 - 4,274,171

Transitional Small Business Disclosure Format (check one):
Yes [    ]       No [  X  ]

                             BACK YARD BURGERS, INC.

                                      INDEX

                                                                                    Page No.
Part I - Financial Information

Item 1 -          Unaudited Consolidated Financial Statements:

                  Balance Sheet as of September 27, 1997 and December 28, 1996         3

                  Statement of Income for the Thirteen Weeks Ended and
                   Thirty-Nine Weeks Ended September 27, 1997 and
                   September 28, 1996                                                  4

                  Statement of Cash Flows for the Thirty-Nine Weeks Ended
                   September 27, 1997 and September 28, 1996                           5

                  Notes to Unaudited Financial Statements                              6

Item 2 -          Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                              7-12


Part II - Other Information

Item 1 -          Legal Proceedings                                                   13

Item 2 -          Changes in Securities                                               13

Item 3 -          Defaults Upon Senior Securities                                     13

Item 4 -          Submission of Matters to a Vote
                   of Security Holders                                                13

Item 5 -          Other Information                                                   13

Item 6 -          Exhibits and Reports on Form 8-K                                    13


Signatures                                                                            14


BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                                SEPTEMBER 27,  DECEMBER 28,
                                                                                    1997           1996
                                                                                  --------       --------
ASSETS
Cash and cash equivalents                                                         $    439       $  1,101
Receivables, net                                                                       351            363
Inventories                                                                            180            150
Prepaid expenses and other current assets                                               73             31
                                                                                  --------       --------

      Total current assets                                                           1,043          1,645

Notes receivable                                                                        75             30
Property and equipment, at depreciated cost                                          9,080          8,131
Intangible assets                                                                    1,483          1,561
Other assets                                                                           206            205
                                                                                  --------       --------

                                                                                  $ 11,887       $ 11,572
                                                                                   -------       --------



LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                  $    175       $    564
Accrued expenses                                                                       602            507
Current installments of long-term debt                                                 188            328
                                                                                  --------       --------

      Total current liabilities                                                        965          1,399

Long-term debt, less current installments                                            2,011          1,831
Other deferred liabilities                                                             121            110
Deferred franchise fees                                                                236            122
                                                                                  --------       --------

      Total liabilities                                                              3,333          3,462
                                                                                  --------       --------

Commitments and contingencies                                                           --             --


Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized; 289,600 shares issued and outstanding at September 27, 1997
    (309,506 at December 28, 1996)                                                       3              3
   Common stock, $.01 par value, 12,000,000 shares authorized;
    4,274,171 outstanding at September 27, 1997
    (4,240,766 at December 28, 1996)                                                    43             42
   Paid-in capital                                                                   9,976          9,956
   Retained deficit                                                                 (1,468)        (1,891)
                                                                                  --------       --------

      Total stockholders' equity                                                     8,554          8,110
                                                                                  --------       --------

                                                                                  $ 11,887       $ 11,572
                                                                                  --------       --------


            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------


                                               THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                            ----------------------------   ----------------------------
                                            SEPTEMBER 27,  SEPTEMBER 28,   SEPTEMBER 27,  SEPTEMBER 28,
                                               1997            1996            1997            1996
                                             --------        --------        --------        --------
Revenues:
   Restaurant sales                          $  6,218        $  5,778        $ 17,709        $ 16,563
   Franchise fees                                  --              78              21             154
   Royalty fees                                   286             283             872             736
   Advertising fees                                75              74             227             191
   Other                                           71              71             247             205
                                             --------        --------        --------        --------
        Total revenues                          6,650           6,284          19,076          17,849
                                             --------        --------        --------        --------


Expenses:
   Cost of restaurant sales                     2,031           1,921           5,854           5,536
   Restaurant operating expenses                2,968           2,828           8,560           8,106
   General and administrative                     768             686           2,289           2,042
   Advertising                                    347             275             976             763
   Depreciation and amortization                  285             282             820             836
                                             --------        --------        --------        --------
        Total expenses                          6,399           5,992          18,499          17,283
                                             --------        --------        --------        --------
        Operating income                          251             292             577             566

Interest income                                     5               5              11              12
Interest expense                                  (54)            (57)           (160)           (172)
Other, net                                          2               2              (5)              7
                                             --------        --------        --------        --------
        Income before income taxes                204             242             423             413
Income taxes                                       --              --              --              --
                                             --------        --------        --------        --------
        Net income                           $    204        $    242        $    423        $    413
                                             ========        ========        ========        ========
Net income per share                         $    .04        $    .05        $    .09        $    .09
                                             ========        ========        ========        ========

Weighted average number of common shares
  and common equivalent shares outstanding      4,562           4,546           4,557           4,541
                                             ========        ========        ========        ========



            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                                Thirty-Nine Weeks Ended
                                                              -----------------------------
                                                              SEPTEMBER 27,   SEPTEMBER 28,
                                                                  1997            1996
                                                                -------          -------
Cash flows from operating activities
   Net income                                                   $   423          $   413
   Adjustments to reconcile net income to net cash
    from operating activities
      Depreciation and amortization of property and equipment       730              699
      Amortization of intangible assets                              78               77
      Amortization of preopening costs                               12               60
      Provision for losses on receivables                           113               80
      Gain on sale of assets                                         --               (3)
      (Increase) decrease in assets
        Receivables                                                 (33)            (173)
        Inventories                                                 (30)               3
        Prepaid expenses and other current assets                   (42)              60
        Other assets                                                 (1)               4
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                      (294)            (129)
        Other deferred liabilities                                   11               19
        Deferred franchise fees                                     114              (57)
                                                                -------          -------
           Net cash provided by operating activities              1,081            1,053
                                                                -------          -------


Cash flows from investing activities
   Additions to property and equipment                           (1,817)            (621)
   Proceeds on sale of assets                                        13               45
                                                                -------          -------
        Net cash used in investing activities                    (1,804)            (576)
                                                                -------          -------


Cash flows from financing activities
   Issuance of stock                                                 21               20
   Issuance of long-term debt                                       310               --
   Principal payments on long-term debt and capital leases         (270)            (169)
                                                                -------          -------
       Net cash provided by (used in) financing activities          61             (149)
                                                                -------          -------
        Net increase (decrease) in cash and cash equivalents       (662)             328
Cash and cash equivalents
   Beginning of period                                            1,101              528
                                                                -------          -------
   End of period                                                $   439          $   856
                                                                =======          =======
Supplemental disclosure of cash flow information
   Income taxes paid                                            $    --          $    --
                                                                =======          =======
   Interest paid                                                $   160          $   172
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


NOTE 3 - DEFERRED FRANCHISE FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the Company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At September 27, 1997, deferred fees include franchise and area development rights sold during the following years:

          1997                                 $141
          1995                                   59
          Previous Years                         36
                                               ----
                                               $236
                                               ====



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

                                         THIRTY-NINE WEEKS ENDED
                                    --------------------------------
                                    SEPTEMBER 27,      SEPTEMBER 28,
                                        1997              1996
                                        -----             -----
Revenues
   Restaurant sales                      92.8%             92.8%
   Franchise fees                          .1                .9
   Royalty fees                           4.6               4.1
   Advertising fees                       1.2               1.0
   Other operating revenue                1.3               1.2
                                        -----             -----
      Total revenue                     100.0%            100.0%
                                        =====             =====

                                                                  THIRTY-NINE WEEKS ENDED
                                                             ---------------------------------
                                                             SEPTEMBER 27,       SEPTEMBER 28,
                                                                  1997                 1996
                                                               ---------            ---------
Costs and Expenses
   Cost of restaurant sales (1)                                  33.1%                33.4%
   Restaurant operating expenses (1)                             48.3                 48.9
   General and administrative                                    12.0                 11.4
   Advertising                                                    5.1                  4.3
   Depreciation and amortization                                  4.3                  4.7
Operating income                                                  3.0                  3.2
Interest income                                                    .1                   .1
Interest expense                                                   .8                  1.0
Other, net                                                         --                   --
Income before income taxes                                        2.2                  2.3
Income taxes                                                       --                   --
Net income                                                        2.2                  2.3


                                                                  THIRTY-NINE WEEKS ENDED
                                                             ---------------------------------
                                                             SEPTEMBER 27,        SEPTEMBER 28,
                                                                  1997                 1996
                                                               ---------            ---------
                                                                          ($000'S)
System-wide restaurant sales
   Company-operated                                            $  17,709            $  16,563
   Franchised                                                     23,518               19,896
                                                               ---------            ---------
       Total                                                   $  41,227            $  36,459


Average annual sales per restaurant open for a
 full year (2)
   Company-operated                                            $     735            $     673
   Franchised                                                  $     671            $     608
   System-wide                                                 $     698            $     638

Number of restaurants
   Company-operated                                                   32                   34
   Franchised                                                         43                   46

      Total                                                           75                   80

(1)   As a percentage of restaurant sales.

(2) Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of six months of operation as sales during the period immediately after the opening tend to be higher due to promotions and trial by public.


COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996.

     RESTAURANT SALES increased 7.6% to $6,218,000 during the thirteen weeks ended September 27, 1997 compared to $5,778,000 for the same period in 1996. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 8.0%, which includes a menu price increase of approximately 4.0%, effective August 1, 1997. The increase in same-store sales, coupled with new stores not included in the same-store sales calculation, accounted for approximately $685,000 in additional sales. This increase was partially offset by the loss of sales from two stores which closed and one which was converted to a franchised unit on October 27, 1996. Management of the Company believes that the increase in same-store sales is the result of improvement in service, the impact of converting four double drive-thru units to dine-in facilities with single drive-thrus and the menu price increase noted above, as well as a marketing strategy which is focused on increasing customer awareness and resultant sales.

     FRANCHISE FEES were zero for the thirteen weeks ended September 27, 1997 and $78,000 during the same period in 1996. This decrease is due to the fact that no franchise restaurants opened during the third quarter of 1997 while five franchise restaurants opened during the same period in 1996.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $2,031,000 for the thirteen weeks ended September 27, 1997 and $1,921,000 during the same period in 1996, decreasing as a percentage of restaurant sales to 32.7% from 33.2%. This percentage decrease is primarily the result of the menu price increases noted above and a continuing focus on improving operating procedures to reduce waste, as well as decreases in most paper costs.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, rent and certain other unit level operating expenses, decreased to $2,968,000 for the thirteen weeks ended September 27, 1997 from $2,828,000 in the same prior year period. This represents a decrease as a percentage of restaurant sales to 47.7% from 48.9% for the same period in 1996. The decrease, as a percentage of sales, relates primarily to an increase of approximately 1.0% in promotional activities coupled with discounts designed to generate activity at the store level. This increase was offset by an increase in same-store sales at existing restaurants of 8.0% which resulted in expenses of a fixed and semi-variable nature, such as management payroll, repairs, rent, utilities, taxes and insurance, representing a smaller percentage of sales.

     GENERAL AND ADMINISTRATIVE COSTS increased to $768,000 for the thirteen weeks ended September 27, 1997 from $686,000 for the year earlier period. As a percentage of total revenues, this represents an increase to 11.5% from 10.9% in the same period in 1996. The increase of $82,000 is primarily the result of i) the addition of operations management personnel in the Little Rock market, ii) at the corporate level, an individual to reactivate franchise sales which were suspended during 1996, iii) an MIS specialist to direct point of sale maintenance and upgrade programs, and iv) personnel costs related to an increased level of restaurant management training programs to facilitate improved customer service.

     ADVERTISING EXPENSE increased 26.2% to $347,000 for the thirteen weeks ended September 27, 1997 from $275,000 same period in 1996. This is the result of an increase in the amount allocated for local marketing and media purposes. This marketing allocation was increased by 0.6%, as a percentage of Company-operated restaurant sales, effective at the beginning of 1997.

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 27, 1997 AND SEPTEMBER 28, 1996.

     RESTAURANT SALES increased 6.9% to $17,709,000 during the thirty-nine weeks ended September 27, 1997 compared to $16,563,000 for the same period in 1996. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 5.9%, which includes menu price increases of approximately 3.5% and 4.0% effective at the beginning of the 1996 third quarter and August 1, 1997, respectively. The increase in same-store sales, coupled with new stores not included in the same-store sales calculation, accounted for approximately $1,535,000 in additional sales. This increase was partially offset by the loss of sales from two stores which closed and one which was converted to a franchised unit on October 27, 1996. Management of the Company believes that the increase in same-store sales is the result of improvement in service, the impact of converting five double drive-thru units to dine-in facilities with single drive-thrus and the menu price increases noted above, as well as a marketing strategy which is focused on increasing customer awareness and resultant sales.

     FRANCHISE FEES were $21,000 for the thirty-nine weeks ended September 27, 1997 and $154,000 during the same period in 1996. This decrease is due to the fact that one franchise restaurant opened during the first three quarters of 1997 while ten franchise restaurants opened during the same period in 1996.

     ROYALTY FEES increased 18.5% to $872,000 during the thirty-nine week period ended September 27, 1997 compared to $736,000 during the same period in 1996. The increase is due to an increase in franchised restaurant sales upon which the fees are based. The sales increase resulted partially from a net increase of seven franchised restaurants. Twelve franchised restaurants were opened, and five were closed since December 29, 1995. Comparable same-store sales at franchised restaurants open for more than one year increased 6.0%. The increase in same-store sales coupled with new stores not included in the same-store sales calculation, accounted for an increase in royalty fees of approximately $180,000. This increase was partially offset by the loss of sales from five stores which closed, resulting in a decrease in royalty fees of approximately $44,000.

     ADVERTISING FEES increased 18.8% to $227,000 for the thirty-nine weeks ended September 27, 1997 compared to $191,000 during the comparable period in 1996. The increase is related to the increase in franchised restaurant sales as noted above.

     OTHER INCOME increased 20.5% to $247,000 for the thirty-nine weeks ended September 27, 1997 compared to $205,000 during the year earlier period. This increase is primarily due to marketing and promotional assistance from certain vendors, as well as volume based allowances for Company-operated stores from certain vendors.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $5,854,000 for the thirty-nine weeks ended September 27, 1997 and $5,536,000 during the same period in 1996, decreasing as a percentage of restaurant sales to 33.1% from 33.4%. This percentage decrease is primarily the result of the menu price increases noted above and a continuing focus on improving operating procedures to reduce waste, as well as decreases in all paper costs. These decreases were offset to a great extent by increases of approximately 7.9% and 1.6% in the costs of beef and chicken, respectively.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, rent and certain other unit level operating expenses, totaled $8,560,000 for the thirty-nine weeks ended September 27, 1997 and $8,106,000 in the same prior year period. This represents a decrease as a percentage of restaurant sales to 48.3% from 48.9% for the same period in 1996. As a percentage of sales, promotional activities coupled with discounts designed to generate activity at the store level increased approximately 1.2%. This increase was more than offset by an increase in same-store sales at existing restaurants of 5.9% which resulted in expenses of a fixed and semi-variable nature, such as management payroll, repairs, rent, utilities, taxes and insurance, representing a smaller percentage of sales.

     GENERAL AND ADMINISTRATIVE COSTS increased to $2,289,000 for the thirty-nine weeks ended September 27, 1997 from $2,042,000 for the year earlier period. As a percentage of total revenues, this represents an increase to 12.0% from 11.4% in the same period in 1996. The increase of $247,000 is primarily the result of i) the addition of operations management personnel in the Little Rock market, ii) at the corporate level, an individual to reactivate franchise sales which were suspended during 1996, iii) an MIS specialist to direct point of sale maintenance and upgrade programs, and iv) personnel costs related to an increased level of restaurant management training programs to facilitate improved customer service.

     ADVERTISING EXPENSE increased 27.9% to $976,000 for the thirty-nine weeks ended September 27, 1997 from $763,000 same period in 1996. This is the result of an increase in advertising fees, as described above, which are used for the development and production of marketing campaigns and collateral material. Additionally, the amount allocated for local marketing and media purposes was increased by 0.6%, as a percentage of Company-operated restaurant sales, effective at the beginning of 1997.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired.


LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures totaled $1,817,000 for the thirty-nine weeks ended September 27, 1997 and $621,000 for the same period of 1996. Generally, the Company purchases its restaurant buildings and leases the properties for its Company-operated restaurants. The average monthly lease cost for the 22 Company-operated restaurants on leased sites at September 27, 1997 is approximately $2,900 per month. For the eight restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $4,600. The Company has a lease obligation of approximately $2,500 per month on the site of a restaurant which closed on July 3, 1997. The lease term on this site expires in February, 2005. The Company is in the process of locating a suitable tenant to sublease the property.
     Cash from operations for the Company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $820,000 for the thirty-nine weeks ended September 27, 1997 and $836,000 for the same period in 1996. This decrease is primarily the result of equipment at certain Company-operated stores becoming fully depreciated. Notes receivable increased $45,000 during the thirty-nine weeks ended September 27, 1997, primarily due to a note received in connection with the sale of certain assets of a Company-operated restaurant which closed on January 31, 1997.
     Cash provided by operations for the thirty-nine week period ended September 27, 1997 and September 28, 1996 totaled $1,081,000 and $1,053,000, respectively.
Since January 1, 1995, the addition of restaurants and equipment has been financed primarily through cash from operations and debt.
     On October 4, 1996, the Company received a commitment from a leasing company for a loan transaction . This commitment provides the Company with up to $2,000,000 and bears interest at approximately 13.0%. Borrowings in the amount of $309,000 were outstanding under the above commitment at September 27, 1997. Additionally, on January 23, 1997, the Company entered into a loan agreement with a financial institution which provides the Company with a loan commitment of up to $765,000 and bears interest at the prime rate plus 1%. Both of the above commitments are secured by real and personal property to be acquired and/or constructed with the commitment proceeds. There were no borrowings outstanding under this commitment at September 27, 1997.
     The Company believes that it currently has sufficient resources to fund anticipated capital expenditures of approximately $4,000,000 during the remainder of 1997 and 1998. These resources include the borrowing commitments described above in addition to the Company's internally generated cash flow. Additional growth in 1998 may require the Company to obtain additional debt or equity financing.

SEASONALITY AND INFLATION

While the Company does not believe that seasonality affects its operations in a material manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirty-nine weeks ended September 27, 1997. Increases in food, labor or other operating costs could adversely affect the Company's operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in operating costs. However, because of the intense competition in the quick-service restaurant industry, there can be no certainty that the Company will be able to successfully continue this practice.

KNOWN TRENDS AND UNCERTAINTIES

Labor will continue to be a critical factor in the foreseeable future. In most areas where the Company operates restaurants, there is a shortage of suitable labor. This, in itself, could result in higher wages as the competition for employees intensifies, not only in the quick-service restaurant industry, but in practically all retail and service industries. It will be crucial for the Company to develop programs to attract and retain quality employees. Effective September 1, 1997, the minimum wage increased to $5.15 per hour from $4.75 per hour. This increase could have a negative impact on operating margins.
     During 1996, the cost of beef and chicken, the largest single component of the cost of restaurant sales, was below prices of recent years. During the thirty-nine weeks ended September 27, 1997, the cost of beef and chicken rose 7.9% and 1.6%, respectively. Management of the Company expects additional increases in these costs in the future and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these increases.
     Due to the competitive nature of the restaurant industry, site selection will become more difficult as an increasing number of businesses will be vying for locations with similar characteristics. This could result in higher occupancy costs for prime locations.
     The future success of the Company will be determined, to a great extent, by its ability to positively address these issues.

CONVERSION OF PREFERRED STOCK

In accordance with the provisions of the Company's Certificate of Incorporation regarding preferred stock, as a result of the Company's having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The Company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of September 27, 1997, 910,379 shares had been converted.

IMPACT OF PROPOSED ACCOUNTING STANDARDS

In February, 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share"
("SFAS 128") to be effective for financial statements issued after December 15, 1997. Implementation of SFAS 128 may cause the total earnings per share ("EPS") for the year to be different than the sum of earlier reporting periods, however, in the third quarter of 1997, the results of the computation of EPS under both methods were the same.
     In June, 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." These statements are effective for fiscal years beginning after December 15, 1997 and are not expected to have a material impact on the Company.

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

                       None

     Item 5      Other Information

                       None

     Item 6      Exhibits and Reports on Form 8-K

                       Exhibits
                       11 - Calculation of Income Per Share

                       27 - Financial Data Schedule, which is submitted electronically to the Securities and Exchange Commission for information only and not filed.

                       Reports on Form 8-K

                       Date                                 Description
                       ----                                 -----------
                       August 15, 1997                      On August 15, 1997, the Company filed a press
                                                            release announcing the Company's election to
                                                            delist its shares from the Chicago Stock Exchange,
                                                            such that its common stock will trade solely on The
                                                            Nasdaq SmallCap Market tier of The Nasdaq Stock
                                                            Market.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                               BACK YARD BURGERS, INC.


Date: November 10, 1997                        By:/s/Lattimore M. Michael
-----------------------                           -----------------------
                                                   Lattimore M. Michael
                                                   Chairman and Chief Executive
                                                   Officer


Date: November 10, 1997                        By:/s/Stephen J. King
-----------------------                           ------------------
                                                   Stephen J. King
                                                   Chief Financial Officer