Form 10KSB40
period 1998-01-03
BACK YARD BURGERS INC
filed 1998-04-03
CIK 901495

===============================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    FOR THE FISCAL YEAR ENDED JANUARY 3, 1998
                                                        or
[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
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
                              EXCHANGE ACT OF 1934:

                                                         Name of Each Exchange
Title of Each Class                                       on Which Registered
-------------------                                       -------------------

     None                                                         None


              SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE SECURITIES EXCHANGE ACT OF 1934:

                                                        Name of Each Market
     Title of Each Class                                  on Which Listed
     -------------------                                  ---------------

Common Stock, $.01 par value                          NASDAQ Small-Cap Market

         Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---   ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for its most recent fiscal year were $26,034,000.

         The aggregate market value of voting Common Stock, $.01 par value, held by non-affiliates on March 20, 1998, was approximately $7,776,000.

         The number of shares outstanding of the Registrant's Common Stock, $.01 par value and Preferred Stock, $.01 par value, as of March 20, 1998, was 4,540,404 and 40,556, respectively.

===============================================================================

         CERTAIN PORTIONS OF PART II ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED JANUARY 3, 1998 AND CERTAIN PORTIONS OF PART III ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT RELATING TO THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 21, 1998.
Transitional Small Business Disclosure Format Yes     No X
                                                 ---    ---
===============================================================================

                                FORM 10-KSB INDEX


PART I

Item 1.    Business.............................................................................................  1
           Business Development.................................................................................  1
           Concept and Strategy.................................................................................  1
           Restaurant Operations................................................................................  2
           Franchise Operations.................................................................................  5
           Competition..........................................................................................  7
           Trademarks and Service Marks.........................................................................  8
           Government Regulations...............................................................................  8
           Executive Officers of the Company....................................................................  9
           Employees............................................................................................  9
Item 2.    Properties........................................................................................... 10
Item 3.    Litigation........................................................................................... 10
Item 4.    Submission of Matters to a Vote of Security-holders.................................................. 10

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters................................ 11
Item 6.    Management's Discussion and Analysis of Financial Condition and Results of Operations................ 11
Item 7.    Financial Statements................................................................................. 11
Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................. 11

PART III

Item 9.    Directors and Executive Officers of the Company...................................................... 12
Item 10.   Executive Compensation............................................................................... 12
Item 11.   Security Ownership of Certain Beneficial Owners and Management....................................... 12
Item 12.   Certain Relationships and Related Transactions....................................................... 12
Item 13.   Exhibits and Reports on Form 8-K..................................................................... 12

                                     PART I

ITEM 1.  BUSINESS

BUSINESS DEVELOPMENT

         The Company operates and franchises quick-service restaurants under the name Back Yard Burgers(R) (the "Restaurants"). The Company was incorporated in December, 1986 as Back Yard Burgers, Inc., a Mississippi corporation, and opened its first Restaurant in Cleveland, Mississippi in March 1987. The Company was reorganized under the laws of the State of Delaware in January 1991 and succeeded to the business operated by Back Yard Burgers Mississippi. Unless the context requires otherwise, references in this Annual Report to the "Company" and its operations mean Back Yard Burgers, Inc., a Delaware corporation, the surviving corporation in the merger transaction described below, and its subsidiaries.

         The Company consummated a merger transaction concurrently with the closing of its Initial Public Offering on July 2, 1993. As of January 3, 1998, the Company's operations included 32 Company-operated Restaurants and 45 franchised Restaurants located in a total of 15 states.

CONCEPT AND STRATEGY

         The Restaurants are designed to project a backyard theme that emphasizes charbroiled, freshly prepared, great tasting food, including gourmet hamburgers, chicken sandwiches and other gourmet sandwich items as customers would prepare in their own backyard. The Company's operating strategy includes:

          - offering a diverse menu of freshly prepared food items that are competitive with the everyday prices of the three largest hamburger chains;

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

         The Company's strategy is to serve great tasting food in inviting surroundings. During 1998, the Company will continue its evolution to "fast casual" by adding dining rooms whose design will match the standards set by the quality of the food. This evolution will be communicated through a creative and well-balanced marketing campaign and a focus on delivering the best possible service.

RESTAURANT OPERATIONS

         Restaurant Locations. The following table sets forth the number of Restaurants located in each market of the Company's system at January 3, 1998.

                                Company-operated
                                (32 Restaurants)

TENNESSEE:                  MISSISSIPPI:               ARKANSAS:
  Bartlett (1)                 Horn Lake (1)             Benton (1)
  Brentwood (1)                                          Conway (1)
  Collierville (1)          TEXAS:                       Jacksonville (1)
  Columbia (1)                 Austin (1)                Little Rock (5)
  Cordova (1)                                            North Little Rock (2)
  Franklin (2)
  Germantown (1)
  Memphis (10)
  Millington (1)
  Nashville (1)

                                   Franchised
                                (45 Restaurants)

ALABAMA:                      ARKANSAS:                 TEXAS:
   Anniston (1)                 Fayetteville (1)          Texarkana (1)
   Birmingham (1)               Fort Smith (1)
                                Jonesboro (1)           TENNESSEE:
KANSAS:                         West Memphis (1)          Chattanooga (1)
   Mission (1)                                            Cleveland (1)
   Olathe (1)                                             Hixson (1)
   Overland Park (2)          KENTUCKY:                   Jackson (1)
                                Paducah (1)               Knoxville (3)

FLORIDA:                      LOUISIANA:                MISSOURI:
  Deerfield Beach (1)           Bossier City (1)           Blue Springs (1)
  Fort Lauderdale (1)                                      Springfield (1)
  Orlando (1)                 OHIO:
  Sarasota (1)                  Wooster (1)             NORTH CAROLINA:
                                                          Asheville (1)
                              MISSISSIPPI:                Boone (1)
OKLAHOMA:                       Clarksdale (1)            Charlotte (2)
   Tulsa (1)                    Cleveland (1)             Fayetteville (2)
                                Jackson (1)               Hope Mills (1)
GEORGIA:                        Meridian (1)              Lenoir (1)
   Marietta (2)                 Picayune (1)
                                Tupelo (1)              SOUTH CAROLINA
                                                          Greenville (1)

The following table sets forth information as to the sales of both Company-operated and franchised Restaurants in operation for the periods indicated.

                           52-Week Period Ended               53-Week Period Ended
                           --------------------               --------------------
                            December 28, 1996                  January 3, 1998 (a)
                            -----------------                  -------------------
Company-operated              $22,281,000                         $24,150,000
Franchised                     27,234,000                          31,648,000
                              -----------                         -----------
System-wide                   $49,515,000                         $55,798,000
                              ===========                         ===========


         Restaurant Openings and Closings. The following table presents an activity summary of the Company-operated and franchised Restaurants during the periods presented.


                                                                Year Ended
                                      -----------------------------------------------------------------
                                      12/31     12/31     1/1       12/31     12/30     12/28     1/3
                                      1991      1992      1993      1994      1995      1996      1998
                                      -----     -----     ----      -----     -----     -----     -----
Restaurants

Company-operated
  Open beginning of period               3         2         3        15        26        32        34
  Opened during period                  --         1         1        10         5         2         1
  Converted from Franchised             --        --        11         1         2         1        --
  Converted to Franchised               --        --        --        --        --        (1)       (1)
  Closed during period                  (1)       --        --        --        (1)       --        (2)
                                       ---       ---       ---       ---       ---       ---       ---
  Open at end of period                  2         3        15        26        32        34        32
                                       ---       ---       ---       ---       ---       ---       ---

Franchised (b)
  Open beginning of period              19        27        39        36        39        36        47
  Opened during period                  10        13        11        16         7        11         4
  Converted to Company-operated         --        --       (11)       (1)       (2)       (1)        1
  Converted from Company-
      operated                          --        --        --        --        --        (1)       --
  Closed during period                  (2)       (1)       (3)      (12)       (8)       --        (7)
                                       ---       ---       ---       ---       ---       ---       ---
  Open at end of period                 27        39        36        39        36        47        45
                                       ---       ---       ---       ---       ---       ---       ---

    Total Restaurants                   29        42        51        65        68        81        77
                                       ===       ===       ===       ===       ===       ===       ===


--------------------

         (a) As a result of the Company's fiscal year ending on the Saturday closest to December 31, fiscal 1997 contains 53 weeks versus 52 weeks for fiscal 1996. As a result, sales for fiscal 1997 are not directly comparable to those of fiscal 1996.

         (b) Subsequent to January 3, 1998, (i) one franchised Restaurant closed in each of Fort Smith, Arkansas, Fort Lauderdale, Florida and Deerfield Beach, Florida, (ii) one Company-operated Restaurant was converted to a franchised Restaurant in Austin, Texas and (iii) one franchised Restaurant was opened in each of Jackson, Mississippi and Oxford, Mississippi.

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

         Restaurant Design and Service. The Restaurants are built to Company-approved specifications in configurations including i) single drive-thru with indoor dining, ii) double drive-thru without indoor dining and iii) double drive-thru with indoor dining. In limited circumstances, Restaurants may be constructed via the conversion of buildings used previously by other concepts, including other restaurants. The Restaurant size ranges from 820 square feet to 3,400 square feet. The Restaurants also include Company-approved interior and exterior decor, equipment, fixtures, furnishings, signs, parking and site improvements. The Restaurants have a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages.

         Prior to 1994, the Company operated and franchised predominately double drive-thru restaurants without indoor dining. Since that time, the Company has added a number of indoor dining facilities to its operations, including the retrofitting of many existing double drive-thru restaurants to include indoor dining. At January 3, 1998, the number of Restaurants with indoor dining was 17 for Company-operated facilities and 27 for Franchised facilities.

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

         The Company has a staff of three franchise district managers that visit each Restaurant in their territory every eight to ten weeks. Franchise district managers act as business consultants to franchisees to ensure that each Restaurant is providing quality products and fast, friendly service. The franchise district manager acts as the communication link between the Company and each franchisee. In addition, the district manager assists in developing business and marketing plans, as well as assisting in the training and development of the franchisee's staff. Presently, the Company has one franchise district manager for each 15 Restaurants. That ratio will increase as existing franchisees develop new stores within existing territories. Franchise district managers are compensated on a fixed salary basis.

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

         Franchisees are required to participate in the seasonal promotions which are supported by television, radio, newspaper, banners, point-of-purchase materials and other local store marketing activities. The Company's marketing manual outlines advertising and public relations promotions as well as new store opening information, grand opening information, trade area surveys and describes how to write a marketing plan and budget for the franchisee's area. Marketing is supported by a staff consisting of a marketing director and marketing managers who coordinate plans and implementation with a national advertising agency. Approved suppliers are set up to facilitate such things as uniforms and collateral materials.

         Restaurant Reporting. Each Restaurant has a computerized point-of-sale system monitored by the management of the Restaurant. With this system, managers are able to monitor sales, labor and food costs, customer counts and other pertinent information every 30 minutes that the Restaurant is open. This information allows a manager to better control labor utilization, inventories and operating costs. For Company-operated Restaurants, management monitors sales, food and labor costs, product mix, inventories and customer counts on a weekly basis and profit and loss statements and balance sheets on a monthly basis.

FRANCHISE OPERATIONS

         Strategy. In addition to the operational development of Company-operated Restaurants, the Company will focus on (i) the continued retrofitting of existing double drive-thru Restaurants into single drive-thru concepts integrated with indoor dining, (ii) the addition of strategically placed Company-operated Restaurants, (iii) the operational development of Company-operated Restaurants, (iv) the development of additional franchised Restaurants expected to be opened pursuant to existing Area Development Agreements and Franchise Agreements (as defined) and (v) the pursuit of additional franchised Restaurants pursuant to new area Development Agreements and Franchise Agreements. The Company believes that it has attracted a committed and enthusiastic group of franchisees as a result of the strength of its concepts and operating strategies.

         Franchisee Support Services. The Company maintains a staff of well-trained and experienced Restaurant operations personnel whose only responsibilities are to help train and assist franchisees in opening new Restaurants and to monitor the operations of existing Restaurants. These services are provided as part of the Company's franchise program. Upon the opening of a new franchised Restaurant, the Company sends an opening team to the Restaurant to assist the franchisee during the first several days that the Restaurant is open. This management team works in the Restaurant to monitor compliance with the Company's standards as to quality of product and service. The Company employs three franchise district managers, each of whom supervises franchised Restaurants in defined geographic areas. Each franchise district manager has been fully trained by the Company to assist franchisees in implementing the operating procedures and policies of the Company once a Restaurant is open. As part of these services, the franchise service representative rates the Restaurant's hospitality, food quality, speed of service and cleanliness and maintenance of facilities. The franchisees receive a written report of the findings and, if any deficiencies are noted, recommended procedures to be followed to correct such deficiencies.

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

         Area Development and Franchise Agreements. Except in those instances where a franchisee operates a single Restaurant under a single Franchise Agreement, each franchisee is required to execute two agreements (consisting of an "Area Development Agreement" and a "Franchise Agreement"). The Area Development Agreement grants to the franchisee the right to develop and open a specified number of Restaurants within a limited period of time and in a defined geographic area (the "Territory") and thereafter to operate each Restaurant in accordance with the terms and conditions of the Franchise Agreement. The Franchise Agreement grants an exclusive license at a specified location to operate a Restaurant in accordance with the Back Yard Burgers system and to utilize the Company's trademarks, service marks and other rights of the Company relating to the sale of its menu items. The term of a Franchise Agreement is 10 years, renewable for successive five year periods, if certain conditions pertaining to such renewal are met, including the payment of a $500 renewal fee.

         Each Area Development Agreement establishes the number of Restaurants the franchisee is to construct and open in the Territory during the term of the Area Development Agreement after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee's development schedule for the Restaurants is set forth in the Area Development Agreement. As of January 3, 1998, the Company had entered into Franchise Agreements and Area Development Agreements with certain franchisees which require them to open or have under construction a minimum of 25 Restaurants by the end of April 30, 2002. Of the 45 franchised Restaurants as of January 3, 1998, 28 were being operated under Area Development Agreements by multiple unit franchisees and 17 were being operated under single Franchise Agreements by single unit franchisees. The Company may revoke an Area Development Agreement of any franchisee who is unsuccessful in meeting its projected development schedule. During the past three years, the Company has exercised its right to terminate 14 Area Development Agreements, five during 1997, for lack of performance by multiple unit franchisees with respect to their projected development schedules. Additionally, during the past three years, one Franchise Agreement was terminated, in 1995, because of a lack of performance by a single unit franchisee with respect to certain Franchise Agreement requirements. The Company believes that its overall experience with franchisees who commit to develop Restaurants under Franchise Agreements and Area Development Agreements has been favorable, although there can be no assurance that future performance by franchisees under these agreements will be successful.

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

COMPETITION

         Restaurant Operations. The restaurant industry, particularly the fast food segment, is highly competitive with respect to price, service, food quality and location and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company believes that its direct competitors consist of the three largest hamburger chains (i.e., McDonald's, Burger King and Wendy's). In addition, there are other national, regional and local fast food chains, many of which specialize in or offer hamburger products. The Company can also be expected to face competition from a broad range of other restaurants and food service establishments. Many of the Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. In addition, the fast food industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies in the fast food industry have introduced products positioned to capitalize on growing consumer preference for food products which are, or are perceived to be, healthful, nutritious low in calories and low in fat content. It can be expected that the Company will be subject to competition from companies whose products or marketing strategies address these consumer preferences. In addition, the market for suitable Restaurant locations is highly competitive in that fast food companies, major restaurant companies and non-food companies compete for prime real estate sites.

         Certain Factors Affecting the Fast Food Restaurant Industry. The Company will be required to respond to various factors affecting the restaurant industry, including changes in consumer preferences, tastes and eating habits, demographic trends and traffic patterns, increases in food and labor costs and national, regional and local economic conditions. A number of fast food restaurant companies have recently been experiencing flattening growth rates and declines in average sales per restaurant, in response to which certain of such companies have adopted "value pricing" strategies. Such strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors, including the Company, which attempt to match competitors' price reductions.

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

         The Company is also subject to state and federal labor laws that govern its relationship with its employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Significant numbers of the Company's food service and preparation personnel are paid at rates governed by the federal minimum wage. Accordingly, further increases in the minimum wage would increase the Company's labor costs and may have an adverse effect on the Company's operating margins.

EXECUTIVE OFFICERS OF THE COMPANY

Name and Age                               Title
------------                               -----

Lattimore M. Michael                       Mr. Michael has been Chairman and Chief Executive Officer since
(54)                                       1993.  From 1987 to 1992, Mr. Michael was the Company's President
                                           and Chief Executive Officer.

Joseph L. Weiss                            Mr. Weiss has been President and Chief Operating Officer since
(38)                                       1993. From 1989 to 1993, Mr. Weiss was the Company's
                                           Secretary/Treasurer. From 1989 to 1993, Mr. Weiss was also the
                                           President of Double S Development, Inc., a Mississippi
                                           corporation, which owned and operated franchised Company
                                           restaurants in the metropolitan Memphis area.

William N. Griffith                        Mr. Griffith has been Executive Vice President and
(35)                                       Secretary/Treasurer of the Company since 1993. From 1989 to
                                           1992, Mr. Griffith was the Company's Senior Vice President -
                                           Operations.

Stephen J. King                            Mr. King has been Chief Financial Officer and Principal
(46)                                       Accounting Officer since July 1993.  From 1988 to 1993, Mr.
                                           King was the Comptroller for Southland Racing Corporation.
                                           Prior to 1988, Mr. King practiced accounting at Price Waterhouse.

Michael C. McDermott                       Executive Vice President - Company Operations.  Mr. McDermott
(51)                                       joined the Company in September 1996. From April 1996 to
                                           September 1996, he was an operating partner for Wyatt's
                                           Cafeterias. From August 1995 to November 1995, he was an
                                           owner/operator of Hudson's Grills. From 1992 to 1995, he was a regional manager for Country Harvest Buffet, Inc.  Prior to March
                                           1992, Mr. McDermott was Vice President of Operations for
                                           O'Charley's Inc.

Stephen C. Reid                            Vice President-Research and Development.  Mr. Reid has been an
(39)                                       executive officer of the Company since 1988.


EMPLOYEES

         As of March 20, 1998, the Company employed approximately 1,000 persons in its Restaurant operations, 17 of whom are corporate personnel, 106 of whom are Restaurant management and supervisory personnel and the remainder of whom are hourly Restaurant personnel. Of the 17 corporate employees, 6 are in management positions and 11 are administrative or office employees.

ITEM 2.  PROPERTIES

         Of the 32 Company-operated Restaurants as of January 3, 1998, the Company has entered into ground leases, as lessee, for 21 Restaurants. The Company owns the real property for three Restaurants. The Company's leases are generally written for a term of five to 15 years with one or more five-year renewal options. The Company's average monthly lease cost for the 21 Company-operated Restaurants located on leased sites is approximately $2,900 per month. For the eight Restaurants where the Company leases the building as well as the site, the average monthly cost is approximately $4,820 per month. Most leases are treated as operating leases. Leasehold improvements made by the Company generally become the property of the landlord upon expiration or earlier termination of the lease; however, in most instances, if the Company is not in default under the lease, modular buildings remain the property of the Company and can be removed from the site upon expiration of the ground lease. With respect to the buildings and equipment relating to the 32 Company-operated Restaurants, management believes that its commercial insurance coverage is adequate.

         The Company's executive offices are located in approximately 4,800 square feet of leased space at 2768 Colony Park Drive, Memphis, Tennessee 38118. The Company's lease expires on October 15, 1998, and provides for a minimum annual rent of $44,500. Also, BYB Properties, Inc., a wholly-owned subsidiary of the Company, leases nominal office space at 103 Faulk Road, Suite 200, Wilmington, Delaware 19803. This lease expires on September 30, 1998, and provides for annual rent of $3,850.

ITEM 3.  LITIGATION

         The Company is involved in certain litigation matters incidental to its business, including, but not necessarily limited to, claims alleging violations of the Civil Rights Act of 1964 and/or violations of federal and state discrimination laws. Aside from the cost of defense, such litigation is not presently considered by management to be material to the financial condition of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

         No items are reportable hereunder.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded and quoted on The Nasdaq SmallCap Market tier of the National Association of Securities Dealers Automated Quotation System ("Nasdaq") under the symbol "BYBI". The following table sets forth, for all periods indicated, the high and low bid prices for the Common Stock as reported by Nasdaq. Such price information contains inter-dealer prices, without retail mark-up, mark-down or commissions paid, and may not necessarily reflect actual transactions.

                  Quarter Ended                          High              Low
                  -------------                          ----              ---

                  March 28, 1997.....................   $2.25            $1.75
                  June 28, 1997......................   $2.00            $1.63
                  September 27, 1997.................   $2.00            $1.75
                  January 3, 1998....................   $3.63            $1.94


         At March 20, 1998, the Common Stock was held of record by approximately 515 record stockholders. On March 20, 1998, the last sale price for the Common Stock as reported by Nasdaq was $2.88 per share.

         The Company has not paid or declared cash distributions or dividends and does not intend to pay cash dividends on the Common Stock or its Preferred Stock in the foreseeable future. Future cash dividends, if any, will be determined by the Board of Directors based on the Company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference from the Company's Annual Report for the Annual Meeting of Stockholders to be held May 21, 1998.

ITEM 7.  FINANCIAL STATEMENTS

         Incorporated herein by reference from the Company's Annual Report for the Annual Meeting of Stockholders to be held May 21, 1998.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No items are reportable hereunder.

                                    PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 21, 1998, to be filed pursuant to Regulation 14A. Certain information concerning the Company's executive officers is contained in response to Item 1 of Part I.

ITEM 10. EXECUTIVE COMPENSATION

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 21, 1998, to be filed pursuant to Regulation 14A.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 21, 1998, to be filed pursuant to Regulation 14A.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the Company's definitive proxy statement for the Annual Meeting of Stockholders to be held May 21, 1998, to be filed pursuant to Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

Exhibit
Number                     Description
------                     -----------

 3.1            Restated Certificate of Incorporation.(6)

 3.2            Amended and Restated By-Laws.(3)

 4.1            Specimen Common Stock Certificate.(3)

 4.2            Warrant of ABYB delivered to a stockholder of ABYB, who received a like number of ABYB shares (the "Bridge Investor") as part of certain short-term unsecured financing provided to ABYB in February 28,
                1993.(1) Such Warrant is now a Warrant for a like number of the
                Registrant's common shares.

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

10.11           Line of Credit Commitment by and between Trust One Bank and Back Yard
                Burgers, Inc. dated December 20, 1995.(7)

10.12           Loan commitment by and between Phoenix Leasing Incorporated and Back
                Yard Burgers, Inc. dated October 4, 1996. (8)

10.13           Loan commitment by and between Trust One Bank and Back Yard Burgers,
                Inc. dated January 23, 1997. (8)

10.14*          Capital Contribution Agreement between Back Yard Burgers, Inc. and BYB
                Properties, Inc. dated October 10, 1997.

10.15*          Trademark Assignment by Back Yard Burgers, Inc. to BYB Properties, Inc.
                dated October 10, 1997.

10.16*          Trademark License Agreement between BYB Properties, Inc. and
                Back Yard Burgers, Inc. dated October 10, 1997.

10.17*          Revolving Loan Agreement regarding Uncommitted Line of Credit
                Agreement from BYB Properties, Inc. to Back Yard Burgers, Inc.
                dated October 10, 1997.

10.18*          Promissory Note of Back Yard Burgers, Inc. to BYB Properties,
                Inc. dated October 10, 1997 in the original principal amount of $6,000,000.

10.19*          Tax Sharing Agreement between BYB Properties, Inc. and Back Yard
                Burgers, Inc. dated October 10, 1997.

10.20*          Loan Agreement by and between Trust One Bank and Back Yard
                Burgers, Inc. dated December 15, 1997.

10.21* Promissory Note of Back Yard Burgers, Inc. to Trust One Bank in the original principal amount of $460,000 dated December 15, 1997.

11*             Statement re: Computation of Net Income (Loss) per Share

13* Registrant's Annual Report to Stockholders for the 53-week period ended January 3, 1998. Portions of the Annual Report not specifically incorporated by reference herein are not deemed to be filed herewith.

21*             Subsidiaries of the Registrant.

27              Financial Data Schedule (for SEC use only) (9)

--------------

*    Filed herewith.

(1) Previously filed with the Securities and Exchange Commission (the "Commission") as an Exhibit to the Registrant's Form SB-2 on April 20, 1993 (File No. 33-61356).

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

(4) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-KSB, dated January 1, 1994 and filed on March 30, 1994.

(5) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-KSB, dated December 31, 1994 and filed on March 31, 1995.

(6) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-QSB, dated September 30, 1995 and filed on November 14, 1995.

(7) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-KSB, dated December 30, 1995 and filed on March 29, 1996.

(8) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-KSB, dated December 28, 1996 and filed on March 28, 1997.

(9) Submitted electronically to the Securities and Exchange Commission for information only and not filed.

(b)  Reports on Form 8-K

     None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       BACK YARD BURGERS, INC.



                                       By:      /s/ Lattimore M. Michael
                                          -------------------------------------
                                          Lattimore M. Michael, Chairman
                                          and Chief Executive Officer

                                       Date:    April 2, 1998
                                            -----------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.

Signature                                            Title                                       Date
---------                                            -----                                       ----


/s/ Lattimore M. Michael                             Chairman, Chief Executive Officer           April 2, 1998
--------------------------------------------           and Director
Lattimore M. Michael


/s/ Joseph L. Weiss                                  President, Chief Operating Officer          April 2, 1998
--------------------------------------------           and Director
Joseph L. Weiss


/s/ William N. Griffith                              Executive Vice President and Director       April 2, 1998
--------------------------------------------
William N. Griffith


/s/ Stephen J. King                                  Chief Financial Officer                     April 2, 1998
--------------------------------------------
Stephen J. King                                       and Director


/s/ William B. Raiford, III                          Director                                    April 2, 1998
--------------------------------------------
William B. Raiford, III


/s/ W. Kurt Henke                                    Director                                    April 2, 1998
--------------------------------------------
W. Kurt Henke


/s/ Joe Colonnetta                                   Director                                    April 2, 1998
--------------------------------------------
Joe Colonnetta