Form 10KSB/A
period 1998-01-03
BACK YARD BURGERS INC
filed 1998-04-20
CIK 901495

===============================================================================
                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A

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

10.11           Line of Credit Commitment by and between Trust One Bank and Back Yard
                Burgers, Inc. dated December 20, 1995.(7)

10.12           Loan commitment by and between Phoenix Leasing Incorporated and Back
                Yard Burgers, Inc. dated October 4, 1996.(8)

10.13           Loan commitment by and between Trust One Bank and Back Yard Burgers,
                Inc. dated January 23, 1997.(8)

10.14           Capital Contribution Agreement between Back Yard Burgers, Inc. and BYB
                Properties, Inc. dated October 10, 1997.(9)

10.15           Trademark Assignment by Back Yard Burgers, Inc. to BYB Properties, Inc.
                dated October 10, 1997.(9)

10.16           Trademark License Agreement between BYB Properties, Inc. and
                Back Yard Burgers, Inc. dated October 10, 1997.(9)

10.17           Revolving Loan Agreement regarding Uncommitted Line of Credit
                Agreement from BYB Properties, Inc. to Back Yard Burgers, Inc.
                dated October 10, 1997.(9)

10.18           Promissory Note of Back Yard Burgers, Inc. to BYB Properties,
                Inc. dated October 10, 1997 in the original principal amount of $6,000,000.(9)

10.19           Tax Sharing Agreement between BYB Properties, Inc. and Back Yard
                Burgers, Inc. dated October 10, 1997.(9)

10.20           Loan Agreement by and between Trust One Bank and Back Yard
                Burgers, Inc. dated December 15, 1997.(9)

10.21 Promissory Note of Back Yard Burgers, Inc. to Trust One Bank in the original principal amount of $460,000 dated December 15, 1997.(9)

11              Statement re: Computation of Net Income (Loss) per Share(9)

13* Registrant's Annual Report to Stockholders for the 53-week period ended January 3, 1998. Portions of the Annual Report not specifically incorporated by reference herein are not deemed to be filed herewith.

21              Subsidiaries of the Registrant.(9)

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

(5) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-KSB, dated December 31, 1994 and filed on March 31, 1995.

(6) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-QSB, dated September 30, 1995 and filed on November 14, 1995.

(7) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-KSB, dated December 30, 1995 and filed on March 29, 1996.

(8) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-KSB, dated December 28, 1996 and filed on March 28, 1997.


(9) Previously filed with the Comission as an Exhibit to the Registrant's Form 10-KSB, dated January 3, 1998 and filed on April 3, 1998.


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

                                       BACK YARD BURGERS, INC.



                                       By:      /s/ Lattimore M. Michael
                                          -------------------------------------
                                          Lattimore M. Michael, Chairman
                                          and Chief Executive Officer


                                       Date:    April 20, 1998
                                            -----------------------------------


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on the dates indicated.


Signature                                            Title                                       Date
---------                                            -----                                       ----


/s/ Lattimore M. Michael                             Chairman, Chief Executive Officer           April 20, 1998
--------------------------------------------           and Director
Lattimore M. Michael


/s/ Joseph L. Weiss                                  President, Chief Operating Officer          April 20, 1998
--------------------------------------------           and Director
Joseph L. Weiss


/s/ William N. Griffith                              Executive Vice President and Director       April 20, 1998
--------------------------------------------
William N. Griffith


/s/ Stephen J. King                                  Chief Financial Officer                     April 20, 1998
--------------------------------------------
Stephen J. King                                       and Director


/s/ William B. Raiford, III                          Director                                    April 20, 1998
--------------------------------------------
William B. Raiford, III


/s/ W. Kurt Henke                                    Director                                    April 20, 1998
--------------------------------------------
W. Kurt Henke


/s/ Joe Colonnetta                                   Director                                    April 20, 1998
--------------------------------------------
Joe Colonnetta