Form 10QSB
period 1998-04-04
BACK YARD BURGERS INC
filed 1998-05-19
CIK 901495

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 4, 1998

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT

             For the transition period from              to
                                            -------------   ---------------

                         Commission file number 1-12104

                            BACK YARD BURGERS, INC.
       (Exact name of small business issuer as specified in its charter)

        DELAWARE                                              64-0737163
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

                     Outstanding at May 1, 1998 - 4,562,047

Transitional Small Business Disclosure Format (check one):
Yes [ ]    No  [X]

                            BACK YARD BURGERS, INC.

                                     INDEX


                                                                             Page No.
Part I - Financial Information

Item 1 -       Unaudited Consolidated Financial Statements:

               Balance Sheet as of April 4, 1998 and January 3, 1998            3

               Statement of Income for the Thirteen Weeks Ended
               April 4, 1998 and March 29, 1997                                 4

               Statement of Cash Flows for the Thirteen Weeks Ended
               April 4, 1998 and March 29, 1997                                 5

               Notes to Unaudited Financial Statements                          6

Item 2 -       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           7-11


Part II - Other Information

Item 1 -       Legal Proceedings                                               12

Item 2 -       Changes in Securities                                           12

Item 3 -       Defaults Upon Senior Securities                                 12

Item 4 -       Submission of Matters to a Vote
               of Security Holders                                             12

Item 5 -       Other Information                                               12

Item 6 -       Exhibits and Reports on Form 8-K                                12


Signatures                                                                     13

BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                                 APRIL 4,     JANUARY 3,
                                                                                  1998          1998
                                                                                  ----          ----
ASSETS
Cash and cash equivalents                                                     $     881       $  1,328
Receivables, net                                                                    360            384
Inventories                                                                         185            176
Prepaid expenses and other current assets                                           161             73
                                                                               --------       --------
      Total current assets                                                        1,587          1,961

Note receivable                                                                      91             68
Property and equipment, at depreciated cost                                      10,704          9,451
Intangible assets                                                                 1,431          1,457
Other assets                                                                        216            218
                                                                               --------       --------
                                                                               $ 14,029       $ 13,155
                                                                               --------       --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                               $    232       $    653
Accrued expenses                                                                    863            786
Current installments of long-term debt                                              259            217
                                                                               --------       --------
      Total current liabilities                                                   1,354          1,656

Long-term debt, less current installments                                         3,825          2,864
Other deferred liabilities                                                          129            122
Deferred franchise fees                                                             181            215
                                                                               --------       --------
      Total liabilities                                                           5,489          4,857
                                                                               --------       --------
Commitments and contingencies                                                        --             --

Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
    40,556 shares issued and outstanding at April 4, 1998
    (289,600 at January 3, 1998)                                                     --              3
   Common stock, $.01 par value, 12,000,000 shares authorized;
    4,560,104 outstanding at April 4, 1998
    (4,276,723 at January 3, 1998)                                                   46             42
   Paid-in capital                                                               10,058          9,982
   Retained deficit                                                              (1,564)        (1,729)
                                                                               --------       --------
        Total stockholders' equity                                                8,540          8,298
                                                                               --------       --------
                                                                               $ 14,029       $ 13,155
                                                                               --------       --------

            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 THIRTEEN WEEKS ENDED
                                                                                 --------------------
                                                                                APRIL 4,      MARCH 29,
                                                                                 1998           1997
                                                                                 ----           ----
Revenues:
   Restaurant sales                                                            $  5,808       $  5,461
   Franchise fees                                                                    49             21
   Royalty fees                                                                     303            277
   Advertising fees                                                                 110             72
   Other                                                                             97             58
                                                                               --------       --------
        Total revenues                                                            6,367          5,889
                                                                               --------       --------


Expenses:
   Cost of restaurant sales                                                       1,860          1,826
   Restaurant operating expenses                                                  2,822          2,794
   General and administrative                                                       796            740
   Advertising                                                                      347            286
   Depreciation and amortization                                                    284            269
                                                                               --------       --------
        Total expenses                                                            6,109          5,915
                                                                               --------       --------
        Operating income (loss)                                                     258            (26)

Interest income                                                                       8              3
Interest expense                                                                    (99)           (54)
Other, net                                                                           (2)            (9)
                                                                               --------       --------
        Income (loss) before income taxes                                           165            (86)
Income taxes                                                                         --             --
                                                                               --------       --------
        Net income (loss)                                                      $    165       $    (86)
                                                                               --------       --------


Income (loss) per share:
   Basic                                                                       $    .04       $   (.02)
                                                                               --------       --------
   Diluted                                                                     $    .04       $   (.02)
                                                                               --------       --------
Weighted average number of common shares
and common equivalent shares outstanding


   Basic                                                                          4,370          4,244
                                                                               --------       --------
   Diluted                                                                        4,641          4,244
                                                                               --------       --------


            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)



                                                                          THIRTEEN WEEKS ENDED
                                                                          --------------------
                                                                          APRIL 4,   MARCH 29,
                                                                            1998       1997
                                                                            ----       ----

Cash flows from operating activities:
   Net Income (loss)                                                      $    165  $    (86)
   Adjustments to reconcile net income (loss) to net cash
    used in operating activities
      Depreciation and amortization of property and equipment                  254       238
      Amortization of intangible assets                                         26        27
      Amortization of preopening costs                                           4         4
      Provision for losses on receivables                                       40        30
      (Increase) decrease in assets
        Receivables                                                            (16)      (34)
        Inventories                                                             (9)       (9)
        Prepaid expenses and other current assets                              (92)      (60)
        Other assets and notes receivable                                      (21)        3
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                                 (344)     (162)
        Other deferred liabilities                                               7         4
        Deferred franchise and area development fees                           (34)       20
                                                                          --------  --------
           Net cash used in operating activities                               (20)      (25)
                                                                          --------  --------
Cash flows from investing activities:
   Additions to property and equipment                                      (1,507)     (164)
                                                                          --------  --------
        Net cash used in investing activities                               (1,507)     (164)
                                                                          --------  --------
Cash flows from financing activities:
   Issuance of stock                                                             8         6
   Principal payments on long-term debt and capital leases                     (70)      (67)
   Proceeds from issuance of long-term debt                                  1,073        --
   Proceeds from exercise of stock options                                      69        --
                                                                          --------  --------
        Net cash provided by (used in) financing activities                  1,080       (61)
                                                                          --------  --------
        Net decrease in cash and cash equivalents                             (447)     (250)
Cash and cash equivalents
   Beginning of period                                                       1,328     1,101
                                                                          --------  --------
   End of period                                                          $    881  $    851
                                                                          --------  --------
Supplemental disclosure of cash flow information
   Income taxes paid                                                      $     --  $     --
                                                                          --------  --------
   Interest paid                                                          $     99  $     54
                                                                          --------  --------




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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to Financial Statements for the year ended January 3, 1998 included in the Company's 1997 Annual Report.

     The financial statements include the accounts of Back Yard Burgers, Inc. and its wholly-owned subsidiaries, Little Rock Back Yard Burgers, Inc., Atlanta Burgers BYB Corporation and BYB Properties, Inc., as well as the Back Yard Burgers National Advertising Fund. All significant intercompany transactions have been eliminated.

     The results of operations for the thirteen-week period are not necessarily indicative of the results to be expected for the full year.

     The Company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to December 31.


NOTE 2 - NET INCOME PER SHARE

The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.


NOTE 3 - DEFERRED FRANCHISE FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the Company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At April 4, 1998, deferred fees include franchise and area development rights sold during the following years:

                  1998                   $       13
                  1997                           78
                  Previous Years                 90
                                         ----------
                                         $      181
                                         ----------


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

                           FORWARD-LOOKING INFORMATION

Certain information included herein may contain statements that are forward-looking, such as statements related to financial items and results, plans for future expansion and other business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition. Forward-looking statements made by the Company are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the Company. These risks and uncertainties include, but are not limited to, increased competition within the industry for customers, qualified labor and desirable locations, increased costs for beef, chicken or other food products and management decisions related to construction, financing, franchising and new product development, as well as items described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

As of April 4, 1998, the Back Yard Burgers system included 75 restaurants, of which 30 were Company-operated and 45 were franchised. The Company's revenues are derived primarily from Company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to Company-operated restaurants, while general and administrative expenses relate to both Company-operated restaurants and franchise operations. The Company's revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the Company's historical operations and operating data for the periods indicated.

                                                            THIRTEEN WEEKS ENDED
                                                            --------------------
                                                          APRIL 4,        MARCH 29,
                                                            1998            1997
                                                          --------        ---------
Revenues
   Restaurant sales                                         91.2%            92.7%
   Franchise fees                                             .8               .4
   Royalty fees                                              4.8              4.7
   Advertising fees                                          1.7              1.2
   Other operating revenue                                   1.5              1.0
                                                           -----            -----
      Total revenue                                        100.0%           100.0%
                                                           -----            -----

                                                            THIRTEEN WEEKS ENDED
                                                            --------------------
                                                           APRIL 4,        MARCH 29,
                                                             1998            1997
                                                           --------        ---------
Costs and Expenses
Cost of restaurant sales (1)                                 32.0%          33.4%
Restaurant operating expenses (1)                            48.6           51.2
General and administrative                                   12.5           12.6
Advertising                                                   5.4            4.9
Depreciation and amortization                                 4.5            4.6
Operating income (loss)                                       4.1            (.4)
Interest income                                                .1             --
Interest expense                                             (1.6)           (.9)
Other, net                                                     --            (.2)
Income (loss) before income taxes                             2.6           (1.5)
Income taxes                                                   --             --
Net income (loss)                                             2.6           (1.5)


                                                             THIRTEEN WEEKS ENDED
                                                             --------------------
                                                             APRIL 4,    MARCH 29,
                                                               1998        1997
                                                             --------    ---------
                                                                   ($000'S)
System-wide restaurant sales
   Company-operated                                          $ 5,808     $ 5,461
   Franchised                                                  8,045       7,573
                                                             -------     -------
      Total                                                  $13,853     $13,034
                                                             =======     =======

Average annual sales per restaurant open for a
 full year (2)
   Company-operated                                          $   780     $   712
   Franchised                                                $   735     $   665
   System-wide                                               $   753     $   682

Number of restaurants

 Company-operated                                                 30          32
 Franchised                                                       45          46
                                                             -------     -------
   Total                                                          75          78
                                                             =======     =======



(1)   As a percentage of restaurant sales.

(2) Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED APRIL 4, 1998 AND MARCH 29, 1997.

     RESTAURANT SALES increased 6.4% to $5,808,000 during the thirteen weeks ended April 4, 1998 compared to $5,461,000 for the same 1997 period. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 11.5%, which includes menu price increases of approximately 4.0% and 3.0% effective at the beginning May and September of 1997, respectively. The increase in same-store sales, coupled with new stores not included in the same-store sales calculation, accounted for approximately $680,000 in additional sales. This increase was partially offset by the loss of two restaurants which were closed and one restaurant which was converted to a franchised restaurant. Management of the Company believes that the increase in same-store sales is the result of converting four double drive-thru units to dine-in facilities with single drive-thrus, the price increases noted above and improvements in service, as well a focused advertising campaign.

     ROYALTY FEES increased 9.4% to $303,000 during the thirteen week period ended April 4, 1998 compared to $277,000 during the same period in 1997. The increase is due to an increase in franchised restaurant sales upon which the fees are based. Comparable same-store sales at franchised restaurants open for more than one year increased 8.9%, representing an increase in royalty fees of approximately $20,000. Six franchised restaurants were opened, one Company-operated restaurant was converted to a franchised unit and eight franchised restaurants were closed since March 29, 1997.

     ADVERTISING FEES increased 52.8% to $110,000 for the thirteen weeks ended April 4, 1998 compared to $72,000 during the comparable period in 1997. The increase is primarily due to a voluntary increase of 0.5% in the national advertising fee by 40 of the 45 franchised restaurants to be used for a direct mail program. The increase is also related to the increase in franchised restaurant sales as noted above.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $1,860,000 for the thirteen weeks ended April 4, 1998 and $1,826,000 during the same period in 1997, decreasing as a percentage of restaurant sales to 32.0% from 33.4%. This percentage decrease is primarily the result of the price increases noted above, as well as decreases in certain condiment costs and all paper costs.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, rent and certain other unit level operating expenses, increased to $2,822,000 for the thirteen weeks ended April 4, 1998 from $2,794,000 in the same prior year period. This represents a decrease as a percentage of restaurant sales to 48.6% from 51.2% for the same period in 1997. The decrease, as a percentage of sales, relates primarily to a decrease of approximately 2.2% in promotional activities, a decrease of approximately 0.4% in restaurant labor expense as well as an increase in same-store sales at existing restaurants of 11.5%. This results in expenses of a fixed and semi-variable nature, such as management payroll, repairs, rent, utilities, taxes and insurance, representing a smaller percentage of sales. These decreases were partially offset by increases in reapirs and maintenance and equipment rental expense.

     GENERAL AND ADMINISTRATIVE COSTS which increased to $796,000 for the thirteen weeks ended April 4, 1998 from $740,000 in the same year earlier period, decreased as a percentage of total revenue for the thirteen weeks ended April 4, 1998 to 12.5% from 12.6% in the same period in 1997. The increase of $56,000 is primarily the result of the Company retaining a MIS specialist to direct point of sale maintenance and upgrade programs, as well as personnel costs related to an increased level of restaurant management training programs to facilitate superior customer service.

     ADVERTISING EXPENSE which increased to $347,000 for the thirteen weeks ended April 4, 1998 from $286,000 in the same period in 1997, increased as a percentage of total revenues to 5.4% from 4.9%. This is the result of an increase in advertising fees, as described above, which are used for the development and production of marketing campaigns and collateral material.

INTEREST EXPENSE increased 83.3% to $99,000 for the thirteen weeks ended April 4, 1998 from $54,000 in the same year earlier period. This is due to a net increase in long-term debt of $1,992,000, or 95.2%, since the end of the prior year first quarter.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures totaled $1,507,000 for the thirteen weeks ended April 4, 1998 and $164,000 for the same period of 1997. Generally, the Company purchases its restaurant buildings and leases the properties for its Company-operated restaurants. The average monthly lease cost for the 19 Company-operated restaurants on leased sites at April 4, 1998 is approximately $3,000 per month. For the eight restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $4,800.

     Cash from operations for the Company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $284,000 for the thirteen weeks ended April 4, 1998 and $269,000 for the same 1997 period. This increase is primarily the result of the addition of dine-in facilities and the related furniture and equipment equipment at certain Company-operated restaurants since March 29, 1997. Receivables, net, decreased $24,000 during the thirteen weeks ended April 4, 1998, primarily due to the timing of collections from franchisees.

     Cash used in operations for the thirteen week period ended April 4, 1998 and March 29, 1997 totaled $20,000 and $25,000, respectively. Since January 1, 1995, the addition of restaurants and equipment has been financed primarily through cash from operations and debt.

     The Company maintains a commitment with a leasing company that provides the Company with up to $2,000,000 and bears interest of approximately 14.1%. Borrowings in the amount of $784,000 were outstanding under the above commitment at April 4, 1998.

     During the first quarter of 1998, the Company entered into loan agreements with various financial institutions for an aggregate amount of $1,525,000 at interest rates from 9.0% to 9.5%. These loans are secured by real and personal property to be constructed and/or purchased with the proceeds, certain accounts receivable and a certficate of deposit in the amount of $50,000.

     The Company believes that it currently has sufficient resources to fund anticipated capital expenditures of approximately $2,000,000 during 1998. These resources include the borrowing commitments described above in addition to the Company's internally generated cash flow. Additional growth in 1999 may require the Company to obtain additional debt or equity financing.

SEASONALITY AND INFLATION

While the Company does not believe that seasonality affects its operations in a material manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirteen weeks ended April 4, 1998. Increases in food, labor or other operating costs could adversely affect the Company's operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in operating costs.

CONVERSION OF PREFERRED STOCK

In accordance with the provisions of the Company's Certificate of Incorporation regarding preferred stock, as a result of the Company's having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The Company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of April 4, 1998, 1,159,423 shares had been converted.

KNOWN TRENDS AND UNCERTAINTIES

Labor supply will continue to be a critical factor for the Company in the foreseeable future. In most areas where the Company operates restaurants, there is a shortage of suitable labor. This, in itself, could result in higher wages as the competition for employees intensifies, not only in the quick-service restaurant industry, but in practically all retail and service industries. It will be crucial for the Company to develop programs to attract and retain quality employees. The Clinton Administration is advocating an additional increase of $1.00 per hour in the minimum wage in two phases over a set period of time. This increase could have a negative impact on operating margins.

     During the thirteen weeks ended April 4, 1998, the cost of beef and chicken was relatively stable; however, management of the Company anticpates increases in these costs in the future and believes that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.

     Due to the competitive nature of the restaurant industry, site selection will become more difficult as an increasing number of businesses will be vying for locations with similar characteristics. This could result in higher occupancy costs for prime locations.

     Same-store sales increased 11.5% during the first quarter of 1998. This increase is an indication that the improved addition of dine-in facilities and balanced marketing strategy are effective. The Company will continue this strategy in 1998, however, there are no assurances the increases in same-store sales will continue.

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

                       None

     Item 3      Defaults Upon Senior Securities

                       Not Applicable

     Item 4      Submission of Matters to a Vote of Security Holders

                       Not Applicable

     Item 5      Other Information

                       None

     Item 6      Exhibits and Reports on Form 8-K

                       Exhibits

                       11     -   Calculation of Income Per Share

                       10.22  -   Business Loan Agreement by and between
                                  Cavalry Banking and Back Yard Burgers,
                                  Inc., dated January 26, 1998.

                       10.23  -   Promissory Note by and between Cavalry
                                  Banking and Back Yard Burgers Inc., dated
                                  January 26, 1998.

                       10.24  -   Loan Agreement by and between Trust One
                                  Bank and Back Yard Burgers, Inc., dated
                                  February 4, 1998.

                       10.25  -   Promissory Note by and between Trust One
                                  Bank and Back Yard Burgers Inc., dated
                                  February 4, 1998.

                       10.26  -   Promissory Note by and between Trust One
                                  Bank and Back Yard Burgers Inc., dated
                                  February 4, 1998.

                       10.27  -   Promissory Note by and between Eagle Bank
                                  & Trust Company and Back Yard Burgers,
                                  Inc., dated March 18, 1998.

                       27     -   Financial Data Schedule, which is
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

                                       BACK YARD BURGERS, INC.

Date: May 18, 1998                     By:/s/Lattimore M. Michael
------------------                        -----------------------
                                          Lattimore M. Michael
                                          Chairman and Chief Executive Officer

Date: May 18, 1998                     By:/s/Stephen J. King
------------------                        -----------------------
                                          Stephen J. King
                                          Chief Financial Officer