Form 10QSB
period 1998-07-04
BACK YARD BURGERS INC
filed 1998-08-14
CIK 901495

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 4, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT

       For the transition period from                 to
                                      ---------------    -----------------

                         Commission file number 1-12104

                             BACK YARD BURGERS, INC.
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                                          64-0737163
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

                    Outstanding at August 5, 1998 - 4,591,382

Transitional Small Business Disclosure Format (check one):
Yes   [  ]    No   [X]

                             BACK YARD BURGERS, INC.

                                      INDEX

                                                                                Page No.
Part I - Financial Information

Item 1 - Unaudited Consolidated Financial Statements:

         Balance Sheet as of July 4, 1998 and January 3, 1998                      3

         Statement of Income for the Thirteen and Twenty-Six Weeks Ended
           July 4, 1998 and June 28, 1997                                          4

         Statement of Cash Flows for the Twenty-Six Weeks Ended
           July 4, 1998 and June 28, 1997                                          5

         Notes to Unaudited Financial Statements                                   6

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                  7-12


Part II - Other Information

Item 1 - Legal Proceedings                                                        13

Item 2 - Changes in Securities                                                    13

Item 3 - Defaults Upon Senior Securities                                          13

Item 4 - Submission of Matters to a Vote of Security Holders                      13

Item 5 - Other Information                                                        14

Item 6 - Exhibits and Reports on Form 8-K                                         14


Signatures                                                                        15

BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                       JULY 4,      JANUARY 3,
                                                                        1998           1998
                                                                        ----           ----
ASSETS
Cash and cash equivalents                                             $    758       $  1,328
Receivables, net                                                           330            384
Inventories                                                                187            176
Prepaid expenses and other current assets                                  170             73
                                                                      --------       --------
      Total current assets                                               1,445          1,961

Note receivable                                                             91             68
Property and equipment, at depreciated cost                             11,778          9,451
Intangible assets                                                        1,404          1,457
Other assets                                                               215            218
                                                                      --------       --------
                                                                      $ 14,933       $ 13,155
                                                                      ========       ========



LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                      $    168       $    653
Accrued expenses                                                           826            786
Current installments of long-term debt                                     334            217
                                                                      --------       --------
      Total current liabilities                                          1,328          1,656

Long-term debt, less current installments                                4,266          2,864
Other deferred liabilities                                                 132            122
Deferred franchise fees                                                    279            215
                                                                      --------       --------
      Total liabilities                                                  6,005          4,857
                                                                      --------       --------


Commitments and contingencies                                               --             --


Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
    23,123 shares issued and outstanding at July 4, 1998
    (289,600 at January 3, 1998)                                            --              3
   Common stock, $.01 par value, 12,000,000 shares authorized;
    4,587,851 outstanding at July 4, 1998
    (4,276,723 at January 3, 1998)                                          46             42
   Paid-in capital                                                      10,080          9,982
   Retained deficit                                                     (1,198)        (1,729)
                                                                      --------       --------
      Total stockholders' equity                                         8,928          8,298
                                                                      --------       --------
                                                                      $ 14,933       $ 13,155
                                                                      ========       ========


            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                 THIRTEEN WEEKS ENDED       TWENTY-SIX WEEKS ENDED
                                                 --------------------       ----------------------
                                                 JULY 4,      JUNE 28,       JULY 4,        JUNE 28,
                                                  1998          1997          1998           1997
                                                  ----          ----          ----           ----
Revenues:
   Restaurant sales                             $ 6,598       $ 6,030       $ 12,406       $ 11,491
   Franchise fees                                     1            --             50             21
   Royalty fees                                     342           309            645            586
   Advertising fees                                 127            80            237            152
   Other                                             65           118            162            176
                                                -------       -------       --------       --------
        Total revenues                            7,133         6,537         13,500         12,426
                                                -------       -------       --------       --------

Expenses:
   Cost of restaurant sales                       2,127         1,997          3,987          3,823
   Restaurant operating expenses                  3,010         2,798          5,832          5,592
   General and administrative                       848           781          1,644          1,521
   Advertising                                      382           343            729            629
   Depreciation and amortization                    291           266            575            535
                                                -------       -------       --------       --------
        Total expenses                            6,658         6,185         12,767         12,100
                                                -------       -------       --------       --------
        Operating income                            475           352            733            326

Interest income                                       6             3             14              6
Interest expense                                   (111)          (52)          (210)          (106)
Other, net                                           (4)            2             (6)            (7)
                                                -------       -------       --------       --------
        Income before income taxes                  366           305            531            219
Income taxes                                         --            --             --             --
                                                -------       -------       --------       --------
        Net income                              $   366       $   305       $    531       $    219
                                                =======       =======       ========       ========

Income per share:

   Basic                                        $   .08       $   .07       $    .12       $    .05
                                                =======       =======       ========       ========
   Diluted                                      $   .08       $   .07       $    .11       $    .05
                                                =======       =======       ========       ========


Weighted average number of common shares
  and common equivalent shares outstanding
   Basic                                          4,580         4,253          4,475          4,249
                                                =======       =======       ========       ========

   Diluted                                        4,695         4,561          4,668          4,563
                                                =======       =======       ========       ========







            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                   Twenty-Six Weeks Ended
                                                                   ----------------------
                                                                    JULY 4,      JUNE 28,
                                                                     1998          1997
                                                                     ----          ----
Cash flows from operating activities:
   Net income                                                       $   531       $   219
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization of property and equipment           504           475
      Amortization of intangible assets                                  53            52
      Amortization of preopening costs                                   18             8
      Provision for losses on receivables                                97            73
      Increase in assets
        Receivables                                                     (43)         (109)
        Inventories                                                     (11)          (11)
        Prepaid expenses and other current assets                      (115)          (56)
        Other assets and notes receivable                               (20)           (5)
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                          (445)           32
        Other deferred liabilities                                       10             7
        Deferred franchise and area development fees                     64            42
                                                                    -------       -------
           Net cash provided by operating activities                    643           727
                                                                    -------       -------
Cash flows from investing activities:
   Additions to property and equipment                               (2,831)       (1,020)
   Proceeds on sale of assets                                            --            13
                                                                    -------       -------
           Net cash used in investing activities                     (2,831)       (1,007)
                                                                    -------       -------

Cash flows from financing activities:
   Issuance of stock                                                     14            14
   Principal payments on long-term debt and capital leases             (134)         (206)
   Proceeds from issuance of long-term debt                           1,653            --
   Proceeds from exercise of stock options                               85            --
                                                                    -------       -------
           Net cash provided by (used in) financing activities        1,618          (192)
                                                                    -------       -------
           Net decrease in cash and cash equivalents                   (570)         (472)
Cash and cash equivalents
   Beginning of period                                                1,328         1,101
                                                                    -------       -------
   End of period                                                    $   758       $   629
                                                                    =======       =======
Supplemental disclosure of cash flow information
   Income taxes paid                                                $    --       $    --
                                                                    =======       =======
   Interest paid                                                    $   210       $   106
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


NOTE 3 - DEFERRED FRANCHISE FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the Company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At July 4, 1998, deferred fees include franchise and area development rights sold during the following years:

           1998                                       $        117
           1997                                                 78
           Previous Years                                       84
                                                      ------------
                                                      $        279
                                                      ============



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

                           FORWARD-LOOKING INFORMATION

Certain information included herein may contain statements that are forward-looking, such as statements related to financial items and results, plans for future expansion and other business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition. Forward-looking statements made by the Company are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the Company. These risks and uncertainties include, but are not limited to, increased competition within the industry for customers, qualified labor and desirable locations, increased costs for beef, chicken or other food products and management decisions related to construction, financing, franchising, new product development and the impact of Year 2000 issues on the Company, as well as items described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

As of July 4, 1998, the Back Yard Burgers system included 75 restaurants, of which 31 were Company-operated and 44 were franchised. The Company's revenues are derived primarily from Company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to Company-operated restaurants, while general and administrative expenses relate to both Company-operated restaurants and franchise operations. The Company's revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the Company's historical operations and operating data for the periods indicated.

                                                 TWENTY-SIX WEEKS ENDED
                                                 ----------------------
                                                  JULY 4,       JUNE 28,
                                                   1998           1997
                                                   ----           ----
Revenues
   Restaurant sales                                91.9%          92.5%
   Franchise fees                                    .4             .2
   Royalty fees                                     4.8            4.7
   Advertising fees                                 1.8            1.2
   Other operating revenue                          1.1            1.4
                                                  ------         ------
      Total revenue                               100.0%         100.0%
                                                  ======         ======

                                            TWENTY-SIX WEEKS ENDED
                                            ----------------------
                                            JULY 4,       JUNE 28,
                                             1998           1997
                                             ----           ----
Costs and Expenses
  Cost of restaurant sales (1)               32.1%          33.3%
  Restaurant operating expenses (1)          47.0           48.7
  General and administrative                 12.2           12.2
  Advertising                                 5.4            5.1
  Depreciation and amortization               4.3            4.3
Operating income                              5.4            2.6
Interest income                                .1             --
Interest expense                              1.6             .9
Other, net                                     --            (.1)
Income before income taxes                    3.9            1.8
Income taxes                                   --             --
Net income                                    3.9            1.8


                                                    TWENTY-SIX WEEKS ENDED
                                                    ----------------------
                                                    JULY 4,       JUNE 28,
                                                     1998          1997
                                                     ----          ----
                                                           ($000'S)
System-wide restaurant sales
   Company-operated                                 $12,406      $11,491
   Franchised                                        17,069       15,841
                                                    -------      -------
      Total                                         $29,475      $27,332
                                                    =======      =======

Average annual sales per restaurant open for a
 full year (2)
   Company-operated                                 $   809      $   723
   Franchised                                       $   755      $   662
   System-wide                                      $   776      $   687

Number of restaurants
 Company-operated                                        31           31
 Franchised                                              44           43
                                                    -------      -------
   Total                                                 75           74
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

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997.

     RESTAURANT SALES increased 9.4% to $6,598,000 during the thirteen weeks ended July 4, 1998 compared to $6,030,000 for the same 1997 period. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 10.7%, which includes menu price increases of approximately 4.0% and 3.0% effective at the beginning of May and September, 1997, respectively. The increase in same-store sales, coupled with new stores not included in the same-store sales calculation, accounted for approximately $909,000 in additional sales. This increase was partially offset by the loss of sales from two restaurants which were closed and one restaurant which was converted to a franchised restaurant. Management of the Company believes that the increase in same-store sales is the result of (1) improved customer service; (2) the retrofit of five double drive-thrus to dine-in facilities with single drive-thrus; and (3) menu price increases noted above.

     ROYALTY FEES increased 10.7% to $342,000 during the thirteen week period ended July 4, 1998 compared to $309,000 during the same period in 1997. The increase is due to an increase in franchised restaurant sales upon which the fees are based. Comparable same-store sales at franchised restaurants open for more than one year increased 4.1%, representing an increase in royalty fees of approximately $11,000. Six franchised restaurants were opened, one Company-operated restaurant was converted to a franchised unit and seven franchised restaurants were closed since June 28, 1997.

     ADVERTISING FEES increased 58.8% to $127,000 for the thirteen weeks ended July 4, 1998 compared to $80,000 during the comparable period in 1997. The increase is primarily due to a voluntary increase of 50% in the national advertising fee by 40 of the 44 franchised restaurants to be used for a direct mail program. The increase is also related to the increase in franchised restaurant sales as noted above.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $2,127,000 for the thirteen weeks ended July 4, 1998 and $1,997,000 during the same period in 1997, decreasing as a percentage of restaurant sales to 32.2% from 33.1%. This percentage decrease is primarily the result of a decrease of approximately 7.0% in the cost of beef, the largest single component of cost of restaurant sales, decreases in certain condiment costs and all paper costs, as well as price increases noted above.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, rent and certain other unit level operating expenses, increased to $3,010,000 for the thirteen weeks ended July 4, 1998 from $2,798,000 in the same prior year period. This represents a decrease as a percentage of restaurant sales to 45.6% from 46.4% for the same period in 1997. The decrease, as a percentage of sales, relates primarily to a decrease of approximately 1.4% in promotional activities, as well as an increase in same-store sales at existing restaurants of 10.7%. This results in expenses of a fixed and semi-variable nature, such as management payroll, repairs, rent, utilities, taxes and insurance, representing a smaller percentage of sales. These decreases were partially offset by increases in repairs and maintenance, operating supplies and equipment rental expense.

     GENERAL AND ADMINISTRATIVE COSTS which increased to $848,000 for the thirteen weeks ended July 4, 1998 from $781,000 in the same year earlier period, remained level at 11.9% as a percentage of total revenue for the both the thirteen week periods ended July 4, 1998 and June 28, 1997. The increase of $67,000 is primarily the result of (1) adding two new positions, one in the training department and one in Company operations management, the goal of both positions being to facilitate superior customer service; and (2) annual raises which became effective at the beginning of the second quarter.

     ADVERTISING EXPENSE which increased to $382,000 for the thirteen weeks ended July 4, 1998 from $343,000 in the same period in 1997, increased as a percentage of total revenues to 5.4% from 5.2%. This is the result of an increase in advertising fees, as described above, which, in addition to the direct mail program noted above, are used for the development and production of marketing campaigns and collateral material.

     INTEREST EXPENSE increased 113% to $111,000 for the thirteen weeks ended July 4, 1998 from $52,000 in the same year earlier period. This is due to a net increase in long-term debt of $2,647,000, or 136%, since the end of the second quarter last year.

COMPARISON OF THE COMPANY'S RESULTS FOR THE TWENTY-SIX WEEKS ENDED JULY 4, 1998 AND JUNE 28, 1997.

     RESTAURANT SALES increased 8.0% to $12,406,000 during the twenty-six weeks ended July 4, 1998 compared to $11,491,000 for the same 1997 period. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 11.0%, which includes menu price increases of approximately 4.0% and 3.0% effective at the beginning of May and September, 1997, respectively. The increase in same-store sales, coupled with new stores not included in the same-store sales calculation, accounted for approximately $1,558,000 in additional sales. This increase was partially offset by the loss of sales from three restaurants which were closed and two restaurants which were converted to franchised restaurants. Management of the Company believes that the increase in same-store sales is the result of (1) improved customer service; (2) the retrofit of six double drive-thrus to dine-in facilities with single drive-thrus; and (3) menu price increases noted above.

     ROYALTY FEES increased 10.1% to $645,000 during the twenty-six week period ended July 4, 1998 compared to $586,000 during the same period in 1997. The increase is due to an increase in franchised restaurant sales upon which the fees are based. Comparable same-store sales at franchised restaurants open for more than one year increased 7.3%, representing an increase in royalty fees of approximately $35,000. Six franchised restaurants were opened, two Company-operated restaurants were converted to franchised units and 11 franchised restaurants were closed since the beginning of 1997.

     ADVERTISING FEES increased 55.9% to $237,000 for the twenty-six weeks ended July 4, 1998 compared to $152,000 during the comparable period in 1997. The increase is primarily due to a voluntary increase of 50% in the national advertising fee by 40 of the 44 franchised restaurants to be used for a direct mail program. The increase is also related to the increase in franchised restaurant sales as noted above.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $3,987,000 for the twenty-six weeks ended July 4, 1998 and $3,823,000 during the same period in 1997, decreasing as a percentage of restaurant sales to 32.1% from 33.3%. This percentage decrease is primarily the result of a decrease of approximately 3.2% in the cost of beef, the largest single component of cost of restaurant sales, decreases in certain condiment costs and all paper costs, as well as price increases noted above.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, rent and certain other unit level operating expenses, increased to $5,832,000 for the twenty-six weeks ended July 4, 1998 from $5,592,000 in the same prior year period. This represents a decrease as a percentage of restaurant sales to 47.0% from 48.7% for the same period in 1997. The decrease, as a percentage of sales, relates primarily to a decrease of approximately 1.9% in promotional activities, as well as an increase in same-store sales at existing restaurants of 11.0%. This results in expenses of a fixed and semi-variable nature, such as management payroll, repairs, rent, utilities, taxes and insurance, representing a smaller percentage of sales. These decreases were partially offset by increases in repairs and maintenance, operating supplies and equipment rental expense.

     GENERAL AND ADMINISTRATIVE COSTS which increased to $1,644,000 for the twenty-six weeks ended July 4, 1998 from $1,521,000 in the same year earlier period, remained level at 12.2% as a percentage of total revenue for the both the twenty-six week periods ended July 4, 1998 and June 28, 1997. The increase of $123,000 is primarily the result of (1) adding two new positions, one in the training department and one in Company operations management, the goal of both positions being to facilitate superior customer service; and (2) annual raises which became effective at the beginning of the second quarter. Additionally, the Company employed an MIS specialist to direct point of sale maintenance during a portion of the first half of 1998. This position is currently unoccupied, but the Company anticipates filling this position during the last half of 1998.

     ADVERTISING EXPENSE which increased to $729,000 for the twenty-six weeks ended July 4, 1998 from $629,000 in the same period in 1997, increased as a percentage of total revenues to 5.4% from 5.1%. This is the result of an increase in advertising fees, as described above, which, in addition to the direct mail program noted above, are used for the development and production of marketing campaigns and collateral material.

     INTEREST EXPENSE increased 98% to $210,000 for the twenty-six weeks ended July 4, 1998 from $106,000 in the same year earlier period. This is due to a net increase in long-term debt of $2,441,000, or 113%, since the beginning of 1997.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures totaled $2,831,000 for the twenty-six weeks ended July 4, 1998 and $1,020,000 for the same period of 1997. Generally, the Company purchases its restaurant buildings and leases the properties for its Company-operated restaurants. The average monthly lease cost for the 18 Company-operated restaurants on leased sites at July 4, 1998 is approximately $3,000 per month. For the eight restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $4,800.
     Cash from operations for the Company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $575,000 for the twenty-six weeks ended July 4, 1998 and $535,000 for the same 1997 period. This increase is primarily the result of the addition of dine-in facilities and the related furniture and equipment at certain Company-operated restaurants since June 28, 1997. Receivables, net, decreased $54,000 during the twenty-six weeks ended July 4, 1998, primarily due to an increase in the provision for uncollectible accounts.
     Cash provided by operations for the twenty-six week period ended July 4, 1998 and June 28, 1997 totaled $643,000 and $727,000, respectively. Since December 29, 1996, the addition of restaurants and equipment has been financed primarily through cash from operations and debt.
     The Company maintains a commitment with a leasing company that provides the Company with up to $2,000,000 and bears interest of approximately 14.1%. Borrowings in the amount of $800,000 have been drawn under the above commitment as of July 4, 1998.
     During the first half of 1998, the Company entered into loan agreements with various financial institutions for an aggregate amount of $1,653,000 at interest rates from 9.0% to 9.5%. These loans are secured by real and personal property to be constructed and/or purchased with the proceeds, certain accounts receivable and a certificate of deposit in the amount of $50,000.
     The Company believes that it currently has sufficient resources to fund anticipated capital expenditures of approximately $1,000,000 during the remainder of 1998. These resources include the borrowing commitments described above in addition to the Company's internally generated cash flow. Additional growth in 1999 may require the Company to obtain additional debt or equity financing.

SEASONALITY AND INFLATION

While the Company does not believe that seasonality affects its operations in a material manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the twenty-six weeks ended July 4, 1998. Increases in food, labor or other operating costs could adversely affect the Company's operations.

CONVERSION OF PREFERRED STOCK

In accordance with the provisions of the Company's Certificate of Incorporation regarding preferred stock, as a result of the Company's having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The Company has notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of July 4, 1998, 1,176,856 shares had been converted.

YEAR 2000

The Company recognizes the potential impact the Year 2000 issue may have relative to its vendors, creditors and other service providers. The Company has reviewed its exposure to business interruption or substantial loss in these areas and presently believes that no risk of material adverse consequences exists. Nonetheless, the Company intends to further monitor the Year 2000 readiness of such entities and the potential impact thereof on the Company's operations as it deems appropriate.

KNOWN TRENDS AND UNCERTAINTIES

Labor supply will continue to be a critical factor for the Company in the foreseeable future. In most areas where the Company operates restaurants, there is a shortage of suitable labor. This, in itself, could result in higher wages as the competition for employees intensifies, not only in the quick-service restaurant industry, but in practically all retail and service industries. It will be crucial for the Company to develop programs to attract and retain quality employees. The Clinton Administration is advocating an additional increase of $1.00 per hour in the minimum wage in two phases over a set period of time. This increase could have a negative impact on operating margins.
     During the twenty-six weeks ended July 4, 1998, the cost of beef declined a nominal 3.2% and chicken was relatively stable; however, management of the Company anticipates increases in these costs in the future and believes that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.
     Due to the competitive nature of the restaurant industry, site selection will become more difficult as an increasing number of businesses will be vying for locations with similar characteristics. This could result in higher occupancy costs for prime locations.
     Same-store sales increased 11.0% during the first half of 1998. Management believes that this increase is an indication that the Company's improved customer service, marketing efforts and the addition of dine-in facilities have been effective. The Company will continue this strategy throughout 1998, however, there are no assurances the increases in same-store sales will continue.
     The future success of the Company will be determined, to a great extent, by its ability to positively address these issues.

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

                       None

     Item 3      Defaults Upon Senior Securities

                       Not Applicable

     Item 4      Submission of Matters to a Vote of Security Holders

                       On May 21, 1998, the Company held its Annual Meeting of
                 Stockholders in Memphis, Tennessee, for the purpose of: i) electing two Class I members to the Board of Directors; ii) ratifying the appointment of Price Waterhouse LLP as independent public accountants for 1998; iii) amending the Company's 1995 Incentive Award Plan to reserve an additional 225,000 shares of common stock for issuance pursuant to the plan and to increase the annual grant of stock options to non-employee Directors from 1,000 shares to 2,500 shares, and
                 iv) to transact such other business as may have properly come before the meeting or an adjournment thereof.

                 The following table sets forth the Class I directors elected at such meeting and the number of votes cast by the Company's stockholders for and withheld for each director:

                       Directors                        For           Withheld
                       ---------                        ---           --------
                       William B. Raiford III        4,237,389         19,116
                       Stephen J. King               4,233,335         23,170

                 The appointment of Price Waterhouse LLP as independent public accountants was ratified at the meeting as follows:

                       For                              4,245,555
                       Against                              8,340
                       Abstentions                          2,610

                 Amendments of the Company's 1995 Incentive Award Plan were approved as follows:

                      To reserve an additional 225,000 shares of common stock for issuance pursuant to the plan:

                       For                            3,894,842
                       Against                          342,563
                       Abstain                           19,100
                       Non-Vote                         344,155

                     To increase the annual grant of stock options to non-employee Directors from 1,000 shares to 2,500 shares:

                       For                            3,854,469
                       Against                          350,961
                       Abstain                            7,125
                       Non-Vote                         388,105

     Item 5      Other Information

                 None

     Item 6      Exhibits and Reports on Form 8-K

                 Exhibits

                    10.28 - Promissory Note by and between Bank of
                            Mississippi and Back Yard Burgers, Inc., dated April 20, 1998.

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


                                                BACK YARD BURGERS, INC.


Date: August 12, 1998                           By: /s/ Lattimore M. Michael
---------------------                               ----------------------------
                                                    Lattimore M. Michael
                                                    Chairman and Chief Executive
                                                                         Officer


Date: August 12, 1998                           By: /s/ Stephen J. King
---------------------                               ----------------------------
                                                    Stephen J. King
                                                    Chief Financial Officer