Form 10QSB
period 1998-10-03
BACK YARD BURGERS INC
filed 1998-11-17
CIK 901495

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 3, 1998



[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
         ACT FOR THE TRANSITION PERIOD FROM                 TO
                                            ---------------   ----------------

                         Commission file number 1-12104

                             BACK YARD BURGERS, INC.
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                             64-0737163
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

                   Outstanding at November 5, 1998 - 4,595,275

Transitional Small Business Disclosure Format (check one):
Yes [     ]    No [  X  ]

                             BACK YARD BURGERS, INC.

                                      INDEX

                                                                                             Page No.
Part I - Financial Information

Item 1 - Unaudited Consolidated Financial Statements:

         Balance Sheet as of October 3, 1998 and January 3, 1998                                3

         Statement of Income for the Thirteen and Thirty-Nine Weeks Ended
           October 3, 1998 and September 27, 1997                                               4

         Statement of Cash Flows for the Thirty-Nine Weeks Ended
           October 3, 1998 and September 27, 1997                                               5

         Notes to Unaudited Financial Statements                                                6

Item 2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                               7-12


Part II - Other Information

Item 1 - Legal Proceedings                                                                     13

Item 2 - Changes in Securities                                                                 13

Item 3 - Defaults Upon Senior Securities                                                       13

Item 4 - Submission of Matters to a Vote
           of Security Holders                                                                 13

Item 5 - Other Information                                                                     13

Item 6 - Exhibits and Reports on Form 8-K                                                      13


Signatures                                                                                     14

BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
------------------------------------------------------------------------------


                                                                                     OCTOBER 3,       JANUARY 3,
                                                                                        1998            1998
                                                                                    -----------      -----------
ASSETS
Cash and cash equivalents                                                           $       703      $     1,328
Receivables, net                                                                            268              384
Inventories                                                                                 197              176
Prepaid expenses and other current assets                                                   116               73
                                                                                    -----------      -----------
      Total current assets                                                                1,284            1,961

Note receivable                                                                              69               68
Property and equipment, at depreciated cost                                              12,370            9,451
Intangible assets                                                                         1,378            1,457
Other assets                                                                                266              218
                                                                                    -----------      -----------
                                                                                    $    15,367      $    13,155
                                                                                    ===========      ===========



LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                    $       337      $       653
Accrued expenses                                                                            635              786
Current installments of long-term debt                                                      356              217
                                                                                    -----------      -----------
      Total current liabilities                                                           1,328            1,656

Long-term debt, less current installments                                                 4,459            2,864
Other deferred liabilities                                                                  134              122
Deferred franchise fees                                                                     300              215
                                                                                    -----------      -----------
      Total liabilities                                                                   6,221            4,857
                                                                                    -----------      -----------

Commitments and contingencies                                                                 -                -


Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
    23,123 shares issued and outstanding at October 3, 1998
    (289,600 at January 3, 1998)                                                              -                3
   Common stock, $.01 par value, 12,000,000 shares authorized;
    4,591,382 outstanding at October 3, 1998
    (4,276,723 at January 3, 1998)                                                           46               42
   Paid-in capital                                                                       10,088            9,982
   Retained deficit                                                                        (988)          (1,729)
                                                                                    -----------      -----------
      Total stockholders' equity                                                          9,146            8,298
                                                                                    -----------      -----------
                                                                                    $    15,367      $    13,155
                                                                                    ===========      ===========


            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------


                                                            THIRTEEN WEEKS ENDED       THIRTY-NINE WEEKS ENDED
                                                         OCTOBER 3,    SEPTEMBER 27,   OCTOBER 3,   SEPTEMBER 27,
                                                           1998            1997           1998         1997
                                                        -----------     -----------    -----------   -----------
Revenues:
   Restaurant sales                                     $     6,506     $     6,218    $    18,912   $    17,709
   Franchise fees                                                47              -              97            21
   Royalty fees                                                 336             286            981           872
   Advertising fees                                             123              75            360           227
   Other                                                         86              71            248           247
                                                        -----------     -----------    -----------   -----------
        Total revenues                                        7,098           6,650         20,598        19,076
                                                        -----------     -----------    -----------   -----------

Expenses:
   Cost of restaurant sales                                   2,126           2,031          6,113         5,854
   Restaurant operating expenses                              3,099           2,968          8,931         8,560
   General and administrative                                   804             768          2,448         2,289
   Advertising                                                  397             347          1,126           976
   Depreciation and amortization                                338             285            913           820
                                                        -----------     -----------    -----------   -----------
        Total expenses                                        6,764           6,399         19,531        18,499
                                                        -----------     -----------    -----------   -----------
        Operating income                                        334             251          1,067           577

Interest income                                                   5               5             19            11
Interest expense                                               (124)            (54)          (334)         (160)
Other, net                                                       (5)              2            (11)           (5)
                                                        -----------     -----------    -----------   -----------
        Income before income taxes                              210             204            741           423
Income taxes                                                      -               -              -             -
                                                        -----------     -----------    -----------   -----------
        Net income                                      $       210     $       204    $       741   $       423
                                                        ===========     ===========    ===========   ===========
Income per share:

   Basic                                                $       .05     $       .05    $       .16   $       .10
                                                        ===========     ===========    ===========   ===========
   Diluted                                              $       .05      $      .04    $       .16   $       .09
                                                        ===========     ===========    ===========   ===========

Weighted average number of common shares
  and common equivalent shares outstanding
   Basic                                                      4,590           4,270          4,513         4,255
                                                        ===========     ===========    ===========   ===========
   Diluted                                                    4,660           4,572          4,660         4,586
                                                        ===========     ===========    ===========   ===========





            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                      THIRTY-NINE WEEKS ENDED
                                                                    -----------------------------
                                                                    OCTOBER 3,      SEPTEMBER 27,
                                                                       1998             1997
                                                                    ----------      -------------

Cash flows from operating activities:
   Net income                                                       $      741      $         423
   Adjustments to reconcile net income to net cash
    provided by operating activities
      Depreciation and amortization of property and equipment              785                730
      Amortization of intangible assets                                     79                 78
      Amortization of preopening costs                                      49                 12
      Provision for losses on receivables                                  144                113
      Increase in assets
        Receivables                                                        (28)               (33)
        Inventories                                                        (21)               (30)
        Prepaid expenses and other current assets                          (92)               (42)
        Other assets and notes receivable                                  (49)                (1)
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                             (467)              (294)
        Other deferred liabilities                                          12                 11
        Deferred franchise and area development fees                        85                114
                                                                    ----------      -------------
           Net cash provided by operating activities                     1,238              1,081
                                                                    ----------      -------------

Cash flows from investing activities:
   Additions to property and equipment                                  (3,704)            (1,817)
   Proceeds on sale of assets                                                -                 13
                                                                    ----------      -------------
           Net cash used in investing activities                        (3,704)            (1,804)
                                                                    ----------      -------------

Cash flows from financing activities:
   Issuance of stock                                                        22                 21
   Principal payments on long-term debt and capital leases                (456)              (270)
   Proceeds from issuance of long-term debt                              2,190                310
   Proceeds from exercise of stock options                                  85                  -
                                                                    ----------      -------------
           Net cash provided by (used in) financing activities           1,841                 61
                                                                    ----------      -------------
           Net decrease in cash and cash equivalents                      (625)              (662)
Cash and cash equivalents
   Beginning of period                                                   1,328              1,101
                                                                    ----------      -------------
   End of period                                                    $      703      $         439
                                                                    ----------      -------------

Supplemental disclosure of cash flow information
   Income taxes paid                                                $        -      $           -
                                                                    ----------      -------------
   Interest paid                                                    $      210      $         160
                                                                    ----------      -------------



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

NOTE 3 - DEFERRED FRANCHISE FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the Company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At October 3, 1998, deferred fees include franchise and area development rights sold during the following years:

     1998                                             $    165
     1997                                                   51
     Previous Years                                         84
                                                      --------
                                                      $    300
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

NOTE 5 - PREFERRED STOCK

Each share of the Company's preferred stock is convertible into one share of common stock, at the option of the holder. The Company has notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted.

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


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

As of October 3, 1998, the Back Yard Burgers system included 80 restaurants, of which 33 were Company-operated and 47 were franchised. The Company's revenues are derived primarily from Company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to Company-operated restaurants, while general and administrative expenses relate to both Company-operated restaurants and franchise operations. The Company's revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the Company's historical operations and operating data for the periods indicated.

                                                                       THIRTY-NINE WEEKS ENDED
                                                                    -----------------------------
                                                                    OCTOBER 3,      SEPTEMBER 27,
                                                                       1998              1997
                                                                    ----------      -------------
Revenues
   Restaurant sales                                                       91.8%              92.8%
   Franchise fees                                                           .5                 .1
   Royalty fees                                                            4.8                4.6
   Advertising fees                                                        1.7                1.2
   Other operating revenue                                                 1.2                1.3
                                                                    ----------      -------------
      Total revenue                                                      100.0%             100.0%
                                                                    ==========      =============

                                                                       THIRTY-NINE WEEKS ENDED
                                                                    ----------------------------
                                                                    OCTOBER 3,      SEPTEMBER 27,
                                                                       1998             1997
                                                                    ----------      -------------

Costs and Expenses
  Cost of restaurant sales (1)                                            32.3%              33.1%
  Restaurant operating expenses (1)                                       47.2               48.3
  General and administrative                                              11.9               12.0
  Advertising                                                              5.5                5.1
  Depreciation and amortization                                            4.4                4.3
Operating income                                                           5.2                3.0
Interest income                                                             .1                 .1
Interest expense                                                          (1.6)               (.8)
Other, net                                                                 (.1)                 -
Income before income taxes                                                 3.6                2.2
Income taxes                                                                 -                  -
Net income                                                                 3.6                2.2


                                                                       THIRTY-NINE WEEKS ENDED
                                                                    -----------------------------
                                                                    OCTOBER 3,      SEPTEMBER 27,
                                                                       1998              1997
                                                                    ----------      -------------
                                                                             ($000'S)
System-wide restaurant sales
   Company-operated                                                 $   18,912      $      17,709
   Franchised                                                           25,315             23,518
                                                                    ----------      -------------
      Total                                                         $   44,227      $      41,227
                                                                    ==========      =============


Average annual sales per restaurant open for a
 full year (2)
   Company-operated                                                 $      788      $         735
   Franchised                                                       $      743      $         671
   System-wide                                                      $      763      $         698

Number of restaurants
 Company-operated                                                           33                 32
 Franchised                                                                 47                 43
                                                                    ----------      -------------
   Total                                                                    80                 75
                                                                    ==========      =============



(1)   As a percentage of restaurant sales.

(2) Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997.

     RESTAURANT SALES increased 4.6% to $6,506,000 during the thirteen weeks ended October 3, 1998 compared to $6,218,000 for the same 1997 period. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 3.3%, which includes a menu price increase of approximately 3.0% effective at the beginning of September, 1997. The increase in same-store sales, coupled with new stores not included in the same-store sales calculation, accounted for approximately $761,000 in additional sales. This increase was partially offset by the loss of sales from one restaurant which was closed and one restaurant which was converted to a franchised restaurant. Company management believes that the increases in same-store sales are the results of improved customer service; the retrofit of four double drive-thrus to dine-in facilities with single drive-thrus since the end of the 1997 third quarter; and the menu price increase noted above.

     ROYALTY FEES increased 17.5% to $336,000 during the thirteen week period ended October 3, 1998 compared to $286,000 during the same period in 1997. The increase is due to an increase in franchised restaurant sales upon which the fees are based. Comparable same-store sales at franchised restaurants open for more than one year increased 2.0%, representing an increase in royalty fees of approximately $6,000. Additionally, nine franchised restaurants were opened, one Company-operated restaurant was converted to a franchised unit and six franchised restaurants were closed since September 27, 1997.

     ADVERTISING FEES increased 64.0% to $123,000 for the thirteen weeks ended October 3, 1998 compared to $75,000 during the comparable period in 1997. The increase is primarily due to a voluntary increase of 50% in the national advertising fee by 40 of the 47 franchised restaurants to be used for a direct mail program. The increase is also related to the increase in franchised restaurant sales as noted above.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $2,126,000 for the thirteen weeks ended October 3, 1998 and $2,031,000 during the same period in 1997, remained level at 32.7% as a percentage of restaurant sales for both the thirteen week periods ended October 3, 1998 and September 27, 1997. Although the cost of beef, the largest single component of cost of restaurant sales, decreased approximately 1.7% and there were decreases in certain condiment and paper costs, these decreases were offset by increases in certain produce and dairy products.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, rent and certain other unit level operating expenses, increased to $3,099,000 for the thirteen weeks ended October 3, 1998 from $2,968,000 in the same prior year period. The increase of $131,000 is due primarily to operating expenses from a net increase of two new Company operated-restaurants which opened since the beginning of the 1997 third quarter, as well as the expenses associated with the expanded operations from the retrofit of two double drive-thru restaurants to single drive-thrus with dining room facilities. As a percentage of restaurant sales, restaurant operating expenses decreased to 47.6% from 47.7% for the same period in 1997. As a percentage of restaurant sales, this decrease relates primarily to a decrease of approximately .5% in promotional activities, as well as an increase in same-store sales at existing restaurants of 3.3%. A same-store sales increase results in expenses of a fixed and semi-variable nature, such as management payroll, rent, utilities, taxes and insurance, representing a smaller percentage of sales. These decreases were partially offset by increases in repairs and maintenance, operating supplies and equipment rental expense.

     GENERAL AND ADMINISTRATIVE COSTS increased to $804,000 for the thirteen weeks ended October 3, 1998 from $768,000 in the same year earlier period. This represents a decrease as a percentage of total revenue to 11.3% from 11.5% for the same period in 1997. The increase of $36,000 is primarily the result of adding two new positions, one in the training department and one in Company operations management, the goal of both positions being to facilitate superior customer service; and annual raises which became effective at the beginning of the second quarter of 1998.

     ADVERTISING EXPENSE which increased to $397,000 for the thirteen weeks ended October 3, 1998 from $347,000 in the same period in 1997, increased as a percentage of total revenues to 5.6% from 5.2%. This is the result of an increase in advertising fees, as described above, which, in addition to the direct mail program noted above, are used for the development and production of marketing campaigns and collateral material.

     INTEREST EXPENSE increased 130% to $124,000 for the thirteen weeks ended October 3, 1998 from $54,000 in the same year earlier period. This is due to a net increase in long-term debt of $2,616,000, or 119%, since the end of the third quarter last year.

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 3, 1998 AND SEPTEMBER 27, 1997.

     RESTAURANT SALES increased 6.8% to $18,912,000 during the thirty-nine weeks ended October 3, 1998 compared to $17,709,000 for the same 1997 period. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 8.2%, which includes menu price increases of approximately 4.0% and 3.0% effective at the beginning of May and September, 1997, respectively. The increase in same-store sales, coupled with new stores not included in the same-store sales calculation, accounted for approximately $2,305,000 in additional sales. This increase was partially offset by the loss of sales from three restaurants which were closed and two restaurants which were converted to franchised restaurants. Company management believes that the increases in same-store sales are the results of improved customer service; the retrofit of six double drive-thrus to dine-in facilities with single drive-thrus; and the menu price increases noted above.

     ROYALTY FEES increased 12.5% to $981,000 during the thirty-nine week period ended October 3, 1998 compared to $872,000 during the same period in 1997. The increase is due to an increase in franchised restaurant sales upon which the fees are based. Comparable same-store sales at franchised restaurants open for more than one year increased 6.0%, representing an increase in royalty fees of approximately $44,000. Nine franchised restaurants were opened, two Company-operated restaurants were converted to franchised units and 11 franchised restaurants were closed since the beginning of 1997.

     ADVERTISING FEES increased 58.6% to $360,000 for the thirty-nine weeks ended October 3, 1998 compared to $227,000 during the comparable period in 1997. The increase is primarily due to a voluntary increase of 50% in the national advertising fee by 40 franchised restaurants to be used for a direct mail program. The increase is also related to the increase in franchised restaurant sales as noted above.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $6,113,000 for the thirty-nine weeks ended October 3, 1998 and $5,854,000 during the same period in 1997, decreasing as a percentage of restaurant sales to 32.3% from 33.1%. This percentage decrease is primarily the result of a decrease of approximately 2.7% in the cost of beef, the largest single component of cost of restaurant sales, decreases in certain condiment and paper costs, as well as the menu price increases noted above.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, rent and certain other unit level operating expenses, increased to $8,931,000 for the thirty-nine weeks ended October 3, 1998 from $8,560,000 in the same prior year period. This represents a decrease as a percentage of restaurant sales to 47.2% from 48.3% for the same period in 1997. The decrease, as a percentage of sales, relates primarily to a decrease of approximately 1.2% in promotional activities, as well as an increase in same-store sales at existing restaurants of 8.2%. This results in expenses of a fixed and semi-variable nature, such as management payroll, repairs, rent, utilities, taxes and insurance, representing a smaller percentage of sales. These decreases were partially offset by increases in operating supplies and equipment rental expense.

     GENERAL AND ADMINISTRATIVE COSTS which increased to $2,448,000 for the thirty-nine weeks ended October 3, 1998 from $2,289,000 in the same year earlier period, decreased as a percentage of total revenue to 11.9% from 12.0% for the thirty-nine week periods ended October 3, 1998 and September 27, 1997, respectively. The increase of $159,000 is primarily the result of (1) adding two new positions, one in the training department and one in Company operations management, the goal of both positions being to facilitate superior customer service; and (2) annual raises which became effective at the beginning of the second quarter. Additionally, the Company employed an MIS specialist to direct point of sale maintenance during a portion of the first half of 1998. This position was filled during the last half of the third quarter of 1998.

     ADVERTISING EXPENSE which increased to $1,126,000 for the thirty-nine weeks ended October 3, 1998 from $976,000 in the same period in 1997, increased as a percentage of total revenues to 5.5% from 5.1%. This is the result of an increase in advertising fees, as described above, which, in addition to the direct mail program noted above, are used for the development and production of marketing campaigns and collateral material.

     INTEREST EXPENSE increased 109% to $334,000 for the thirty-nine weeks ended October 3, 1998 from $160,000 in the same year earlier period. This is due to a net increase in long-term debt of $2,656,000, or 123%, since the beginning of 1997.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews the carrying value of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired.

LIQUIDITY AND CAPITAL RESOURCES

Capital expenditures totaled $3,704,000 for the thirty-nine weeks ended October 3, 1998 and $1,817,000 for the same period of 1997. Generally, the Company purchases its restaurant buildings and leases the properties for its Company-operated restaurants. The average monthly lease cost for the 19 Company-operated restaurants on leased sites at October 3, 1998 is approximately $3,100 per month. For the eight restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $4,800.

     Cash from operations for the Company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $913,000 for the thirty-nine weeks ended October 3, 1998 and $820,000 for the same 1997 period. This increase is primarily the result of the addition of dine-in facilities and the related furniture and equipment at certain Company-operated restaurants since September 27, 1997. Receivables, net, decreased $116,000 during the thirty-nine weeks ended October 3, 1998, primarily due to an increase in the provision for uncollectible accounts.

     Cash provided by operations for the thirty-nine week period ended October 3, 1998 and September 27, 1997 totaled $1,238,000 and $1,081,000, respectively.
Since December 29, 1996, the addition of restaurants and equipment has been financed primarily through cash from operations and debt.

     The Company maintains a commitment with a leasing company that provides the Company with up to $2,000,000 and bears interest of approximately 14.1%. Borrowings in the amount of $1,124,000 have been drawn under the above commitment as of October 3, 1998.

     During the first nine months of 1998, the Company entered into loan agreements with various financial institutions for an aggregate amount of $1,302,000 at interest rates from 9.0% to 9.5%. These loans are secured by real and personal property to be constructed and/or purchased with the proceeds, certain accounts receivable and a certificate of deposit in the amount of $50,000.

     In August, 1998, the Company invested $50,000 for a 25% interest in Lester's Back Yard Burgers Joint Venture IV ("JV IV"). JV IV purchased one building from the Company for $230,000 and land from third parties. No gain or loss was recorded by the Company in connection with the sale of the building. The Company entered into a long-term lease with JV IV for purpose of operating a Back Yard Burgers restaurant. Additionally, JV IV will fund the addition of a dining room to the current building. The transaction related to the building sale is accounted for as a financing lease and the building is recorded in the Company's balance sheet along with the present value of the future lease commitments. The transaction related to the land is accounted for as an operating lease. The Company has guaranteed 25% of the amount to be borrowed to finance the building addition, or approximately $141,000.

     The Company believes that it currently has sufficient resources to fund anticipated capital expenditures of approximately $3,500,000 during the remainder of 1998 and first half of 1999. These resources include the borrowing commitments described above in addition to the Company's internally generated cash flow. Additional growth in 1999 may require the Company to obtain additional debt or equity financing.

SEASONALITY AND INFLATION

While the Company does not believe that seasonality affects its operations in a material manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirty-nine weeks ended October 3, 1998. Increases in food, labor or other operating costs could adversely affect the Company's operations.

IMPACT OF THE YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs or hardware that have date-sensitive software or embedded chips may recognize a date using "00" as the year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions or engage in normal business activities.

     The Company is in the process of reviewing and evaluating its information and operating systems and hardware to identify any components that could be affected by the Year 2000 issue. It is anticipated that all Year 2000 compliance testing and any necessary modifications or replacements will be completed by mid- 1999. Due to the fact that the Company's information, telecommunication and point of sales equipment are relatively new, the costs to achieve compliance are not expected to be material. The Company presently believes that its Year 2000 plans related to the above are sufficient, but will modify such plans as necessary in the future.

     The Company also recognizes the potential impact the Year 2000 issue may have relative to its vendors, creditors and other service providers. The Company has reviewed its exposure to business interruption or substantial loss in these areas and presently believes that no risk of material adverse consequences exists. Nonetheless, the Company intends to further monitor the Year 2000 readiness of such entities and the potential impact thereof on the Company's operations as it deems appropriate.

KNOWN TRENDS AND UNCERTAINTIES

Labor supply will continue to be a critical factor for the Company in the foreseeable future. In most areas where the Company operates restaurants, there is a shortage of suitable labor. This, in itself, could result in higher wages as the competition for employees intensifies, not only in the quick-service restaurant industry, but in practically all retail and service industries. It will be crucial for the Company to attract and retain quality employees. The Clinton Administration is advocating an increase of $1.00 per hour in the minimum wage in two phases over a set period of time. This increase, if enacted, could have a negative impact on operating margins.

     During the thirty-nine weeks ended October 3, 1998, the cost of beef declined approximately 2.7% and the cost of chicken was relatively stable; however, management of the Company anticipates increases in these costs in the future and believes that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.

     Due to the competitive nature of the restaurant industry, site selection will become more difficult as an increasing number of businesses will be vying for locations with similar characteristics. This could result in higher occupancy costs for prime locations.

     Same-store sales increased 8.2% during the first three quarters of 1998. Management believes that this increase is an indication that the Company's improved customer service, marketing efforts and the addition of dine-in facilities have been effective. The Company will continue this strategy throughout 1998, however, there are no assurances the increases in same-store sales will continue.

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

                       None

     Item 3      Defaults Upon Senior Securities

                       Not Applicable

     Item 4      Submission of Matters to a Vote of Security Holders

                       None

     Item 5      Other Information


                       None

     Item 6      Exhibits and Reports on Form 8-K

                 Exhibits

                       10.29 - Form of Joint Venture agreement of Lester's Back
                 Yard Burgers Joint Venture IV by and among William L. Lester, Pattie F. Lester, Alexandra B. Litow, Andrew R. Litow and Back Yard Burgers, Inc., dated August 28, 1998.

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


                                    BACK YARD BURGERS, INC.


Date: November 16, 1998             By:/s/Lattimore M. Michael
-----------------------                --------------------------------------
                                          Lattimore M. Michael
                                          Chairman and Chief Executive
                                          Officer


Date: November 16, 1998             By:/s/Stephen J. King
-----------------------                --------------------------------------
                                          Stephen J. King
                                          Chief Financial Officer