Form 10KSB40
period 1999-01-02
BACK YARD BURGERS INC
filed 1999-04-02
CIK 901495

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]   Annual report under Section 13 or 15(d) of the Securities Exchange Act of
      1934

                    FOR THE FISCAL YEAR ENDED JANUARY 2, 1999
                                       or
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
                         Commission file number 1-12104

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
                                  ACT OF 1934:

                                                        Name of Each Exchange
            Title of Each Class                          on Which Registered
            -------------------                         ---------------------

                   None                                          None


   SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934:

                                                         Name of Each Market
            Title of Each Class                            on Which Listed
            -------------------                          -------------------

        Common Stock, $.01 par value                    Nasdaq SmallCap Market

         Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X   No X
                     ---    ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for its most recent fiscal year were $27,364,000.

         The aggregate market value of voting common stock held by non-affiliates on March 1, 1999 was approximately $5,468,926.

         The number of shares outstanding of the issuer's common stock as of March 1, 1999 was 4,600,397.

================================================================================

         CERTAIN PORTIONS OF PART II ARE INCORPORATED BY REFERENCE FROM THE ISSUER'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED JANUARY 2, 1999 AND CERTAIN PORTIONS OF PART III ARE INCORPORATED BY REFERENCE FROM THE ISSUER'S PROXY STATEMENT RELATING TO THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY
20, 1999. Transitional Small Business Disclosure Format Yes     No X
                                                           ---    ---

================================================================================

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         Back Yard Burgers operates and franchises quick-service and fast-casual restaurants in Memphis, Little Rock, Nashville and other markets across 15 states. Our restaurants specialize in charbroiled, freshly prepared, great-tasting food. As our name implies, we strive to offer the same high-quality ingredients and special care typified by outdoor grilling in your own back yard. Our menu features made-to-order gourmet hamburgers and chicken sandwiches, charbroiled over an open flame, fresh salads, chili and other special entrees as well as hand-dipped milkshakes, fresh-made lemonade and fresh-baked cobblers. As of January 2, 1999, our operations included 33 company-operated restaurants and 48 franchised restaurants.

CORPORATE HISTORY

         The company was incorporated in December, 1986 as Back Yard Burgers, Inc., a Mississippi corporation, and opened its first restaurant in Cleveland, Mississippi in March 1987. The company was reorganized under the laws of the State of Delaware in January 1991. The company consummated its initial public offering on July 2, 1993 and its common stock has traded on the Nasdaq SmallCap Market since that time. Unless the context requires otherwise, references in this annual report to the "company" and its operations mean Back Yard Burgers, Inc., a Delaware corporation and its subsidiaries.

OPERATING STRATEGY

         Our restaurants are designed to project a backyard theme that emphasizes charbroiled, freshly prepared, great tasting food, including gourmet hamburgers, chicken sandwiches and other gourmet sandwich items as customers would prepare in their own backyard. Our operating strategy includes:

         - offering a diverse menu of freshly prepared food items that are competitive with the everyday prices of the three largest hamburger chains;

         - utilizing restaurant designs featuring a single drive-thru concept integrated with an inviting indoor dining area, which projects a uniform image and creates pleasing curb appeal;

         - serving high quality, great tasting food comparable to that of the best full-service casual restaurants;

         - providing fast and friendly service with emphasis on a positive customer experience; and

         - actively training, supervising and supporting franchised and company-operated restaurants.

GROWTH STRATEGY

         During 1999, we will continue to focus on increasing same-store sales by emphasizing quality food and service. Our growth strategy is to continue to:

         - set our restaurants apart from the fast-food competition by evolving into a "fast-casual" concept by adding dining rooms to existing locations where possible and enhancing dine-in facilities, so the design and feel of the facilities will match the standards set by the quality of the food;

         - open additional company-operated restaurants with the "fast-casual" design in selective locations in our existing markets; and

         - develop additional franchised restaurants with a committed and enthusiastic group of franchisees.

RESTAURANT OPERATIONS

         RESTAURANT LOCATIONS. The following tables set forth the number of restaurants located in each market of the company's system at January 2, 1999.

                         COMPANY-OPERATED:                                               FRANCHISED:
                         -----------------                                               -----------

              Core Markets           Number of Restaurants                    Core Markets          Number of Restaurants
              ------------           ---------------------                    ------------          ---------------------

         Memphis, TN Area                      18                        Kansas City, KS Area                  5
         Little Rock, AR Area                   9                        Fayetteville, NC Area                 3
         Nashville, TN Area                     6                        Knoxville, TN Area                    3
                                               --                        Chattanooga, TN Area                  2
             Total                             33                        Jackson, MS Area                      2
                                               ==                        Marietta, GA Area                     2

                                                                              Other Markets (a)     Number of Restaurants
                                                                              -------------         ---------------------

                                                                         Mississippi                           6
                                                                         Arkansas                              4
                                                                         North Carolina                        4
                                                                         Alabama                               2
                                                                         Florida                               2
                                                                         Kentucky                              2
                                                                         Missouri                              2
                                                                         South Carolina                        2
                                                                         Tennessee                             2
                                                                         Texas                                 2
                                                                         Louisiana                             1
                                                                         Ohio                                  1
                                                                         Oklahoma                              1
                                                                                                              --
                                                                             Total                            48
                                                                                                              ==




-----------------------

         (a) The "Other Markets" portion of the table reflects the total number of restaurants located in such markets by state. Other markets for the restaurants range from small towns to large cities where franchisees have only one restaurant.

         The following table sets forth information as to the sales of both company-operated and franchised restaurants in operation for the periods indicated.

                               53-Week Period Ended        52-Week Period Ended
                               --------------------        --------------------
                                January 3, 1998 (a)          January 2, 1999
                                -------------------          ---------------

Company-operated                    $24,150,000                $25,082,000
Franchised                           31,648,000                 34,482,000
                                    -----------                -----------
System-wide                         $55,798,000                $59,564,000
                                    ===========                ===========


         RESTAURANT OPENINGS AND CLOSINGS. The following table presents an activity summary of the company-operated and franchised restaurants during the periods presented.

                                                                     Year Ended
                                                     -------------------------------------------
                                                     12/30        12/28        1/3          1/2
                                                     1995         1996         1998         1999
                                                     ----         ----         ----         ----

                  Restaurants (b)
                  Company-operated
                    Open beginning of period          26           32           34           32
                    Opened during period               7            3            1            3
                    Closed during period              (1)          (1)          (3)          (2)
                                                     ---          ---          ---          ---
                    Open at end of period             32           34           32           33
                                                     ---          ---          ---          ---

                  Franchised
                    Open beginning of period          39           36           47           45
                    Opened during period               7           12            5            8
                    Closed during period             (10)          (1)          (7)          (5)
                                                     ---          ---          ---          ---
                    Open at end of period             36           47           45           48
                                                     ---          ---          ---          ---
                      Total Restaurants               68           81           77           81
                                                     ===          ===          ===          ===


--------------------

         (a) As a result of the company's fiscal year ending on the Saturday closest to December 31, fiscal 1997 contains 53 weeks versus 52 weeks for fiscal 1998. As a result, sales for fiscal 1997 are not directly comparable to those of fiscal 1998.

         (b) Subsequent to January 2, 1999, (1) one franchised restaurant closed in Knoxville, Tennessee, (2) one company-operated restaurant opened in a convenience store in Bartlett, Tennessee, (3) one franchised restaurant opened in each of Clinton, Mississippi and Maryville, Tennessee and (4) one franchised restaurant converted to a dining room with a single drive-thru in each of Anniston, Alabama and Cleveland, Mississippi.

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

         RESTAURANT DESIGN AND SERVICE. The restaurants are built to company-approved specifications in configurations including:

         -        single drive-thru with indoor dining; and

         -        double drive-thru without indoor dining.

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

         Prior to 1994, the company operated and franchised predominately double drive-thru restaurants without indoor dining. Since that time, the company has added a number of indoor dining facilities to its operations, including the retrofitting of many existing double drive-thru restaurants to include indoor dining. At January 2, 1999, the number of restaurants with indoor dining was 23 for company-operated facilities and 31 for franchised facilities.

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

FRANCHISE OPERATIONS

         STRATEGY. In addition to the development of company-operated restaurants, the company will continue to emphasize the development of additional franchised restaurants expected to be opened pursuant to existing area development agreements and franchise agreements as well as the pursuit of additional franchised restaurants pursuant to new area development agreements and franchise agreements. The company believes that it has attracted a committed and enthusiastic group of franchisees as a result of the strength of its concepts and operating strategies.

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

         AREA DEVELOPMENT AND FRANCHISE AGREEMENTS. Except in those instances where a franchisee operates a single restaurant under a single franchise agreement, each franchisee also is required to execute an area development agreement. The area development agreement grants to the franchisee the right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic territory and thereafter to operate each restaurant in accordance with the terms and conditions of the franchise agreement. The franchise agreement grants an exclusive license at a specified location to operate a restaurant in accordance with the Back Yard Burgers system and to utilize the company's trademarks, service marks and other rights of the company relating to the sale of its menu items. The term of a franchise agreement is 10 years, renewable for successive five year periods, if certain conditions pertaining to such renewal are met, including the payment of a $500 renewal fee.

         Each area development agreement establishes the number of restaurants the franchisee is to construct and open in the Territory during the term of the area development agreement after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee's development schedule for the restaurants is set forth in the area development agreement. As of January 2, 1999, the company had entered into franchise agreements and area development agreements with certain franchisees which require them to open or have under construction a minimum of 25 restaurants by the end of December 31, 2003. Of the 48 franchised restaurants as of January 2, 1999, 28 were being operated under area development agreements by multiple unit franchisees and 20 were being operated under single franchise agreements by single unit franchisees. The company may revoke an area development agreement of any franchisee who is unsuccessful in meeting its projected development schedule. During the past three years, the company has exercised its right to terminate 9 area development agreements, three during 1998, for lack of performance by multiple unit franchisees with respect to their projected development schedules. Additionally, during the past three years, three franchise agreements were terminated because of a lack of performance by single unit franchisees with respect to certain franchise agreement requirements. The company believes that its overall experience with franchisees who commit to develop restaurants under franchise agreements and area development agreements has been favorable, although there can be no assurance that future performance by franchisees under these agreements will be successful.

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

         FRANCHISE FEES AND ROYALTIES. Under the current franchise agreement, each franchisee is generally required to pay a franchise fee of $25,000. If a franchisee purchases an area pursuant to an area development agreement, the franchisee must pay $25,000 for the first restaurant and agree to pay a franchise fee of $22,000 for each additional restaurant covered under the agreement. With respect to the area development agreement, the amount of the fee varies depending upon the number of restaurants the company estimates can be developed within the territory. Upon signing the area development agreement, the franchisee will pay to the company a franchise fee of $25,000 for the first restaurant, plus a $5,000 (per restaurant) area development fee (to be credited toward any subsequent $22,000 franchise fee) for subsequent restaurants covered under the area development agreement. For example, for a franchisee whose area development agreement requires the development of five restaurants, the franchise fee will be $25,000 for the first restaurant, and $17,000 ($22,000 less $5,000) for each of the next four restaurants for an aggregate total of $113,000. Each franchisee is also generally required to pay the company a weekly royalty of 4% of the restaurant's taxable sales and to pay 1% of the restaurant's weekly taxable sales to the company's national advertising fund. Each restaurant is required to spend 2% of the restaurant's taxable sales on local store marketing.

COMPETITION

         RESTAURANT OPERATIONS. The restaurant industry, particularly the fast food segment, is highly competitive with respect to price, service, food quality and location and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the company. The company believes that its primary direct competitors consist of McDonald's, Burger King and Wendy's. In addition, there are other national, regional and local fast food chains, many of which specialize in or offer hamburger products. The company can also be expected to face competition from a broad range of other restaurants and food service establishments. Many of the company's competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. In addition, the fast food industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies in the fast food industry have introduced products positioned to capitalize on growing consumer preference for food products which are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. It can be expected that the company will be subject to competition from companies whose products or marketing strategies address these consumer preferences. In addition, the market for suitable restaurant locations is highly competitive in that fast food companies, major restaurant companies and non-food companies compete for prime real estate sites.

         CERTAIN FACTORS AFFECTING THE FAST FOOD RESTAURANT INDUSTRY. The company is constantly required to respond to various factors affecting the restaurant industry, including changes in consumer preferences, tastes and eating habits, demographic trends and traffic patterns, increases in food and labor costs and national, regional and local economic conditions. A number of fast food restaurant companies have recently been experiencing flattening growth rates and declines in average sales per restaurant, in response to which certain of such companies have adopted "value pricing" strategies. Such strategies could have the effect of drawing customers away from companies which do not engage in discount pricing and could also negatively impact the operating margins of competitors, including the company, which attempt to match competitors' price reductions.

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

GOVERNMENT REGULATIONS

         The company is subject to Federal Trade Commission regulation and several state laws which regulate the offer and sale of franchises. The company is also subject to state laws that regulate substantive aspects of the franchisor -- franchisee relationship. The FTC's Trade Regulation Rule on Franchising requires the company to furnish to prospective franchisees a franchise offering circular containing information prescribed by this rule.

         State laws that regulate the offer and sale of franchises and the franchisor -- franchisee relationship presently exist in a substantial number of states. Such laws generally require registration of the franchise offering with state authorities and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination against franchisees in charges, royalties or fees. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a repurchase of inventory or other compensation, these provisions have not had a significant effect on the company's franchise operations. The company is not aware of any pending franchise legislation which in its view is likely to affect significantly the operations of the company. The company believes that its operations comply in all material respects with rules and the applicable state franchise laws.

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

EMPLOYEES

         As of March 1, 1999, the company employed approximately 1,000 persons in its restaurant operations, 17 of whom are corporate personnel, 106 of whom are restaurant management and supervisory personnel and the remainder of whom are hourly restaurant personnel. Of the 17 corporate employees, 6 are in management positions and 11 are administrative or office employees.

ITEM 2.           PROPERTIES

         Of the 33 company-operated restaurants as of January 2, 1999, the company has entered into ground leases, as lessee, for 19 restaurants. The company owns the real property for six restaurants. The company's leases are generally written for a term of five to 15 years with one or more five-year renewal options. The company's average monthly lease cost for the 19 company-operated restaurants located on leased sites is approximately $3,070 per month. For the eight restaurants where the company leases the building as well as the site, the average monthly cost is approximately $4,820 per month. Most leases are treated as operating leases. Leasehold improvements made by the company generally become the property of the landlord upon expiration or earlier termination of the lease; however, in most instances, if the company is not in default under the lease, modular buildings remain the property of the company and can be removed from the site upon expiration of the ground lease. With respect to the buildings and equipment relating to the 33 company-operated restaurants, management believes that its commercial insurance coverage is adequate. Also see "Business-Restaurant Operations."

         The company's executive offices are located in approximately 4,800 square feet of leased space at 2768 Colony Park Drive, Memphis, Tennessee 38118. The company's lease provides for a minimum annual rent of $44,500. The company is currently leasing these offices on a month-to-month basis and is considering moving to a larger space to accommodate its current and foreseeable needs. Also, BYB Properties, Inc., a wholly-owned subsidiary of the company, leases nominal office space at 103 Faulk Road, Suite 200, Wilmington, Delaware 19803. This lease expires on August 31, 2003, and provides for annual rent of $3,850.

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

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The company's common stock is traded and quoted on The Nasdaq SmallCap Market under the symbol "BYBI." The following table sets forth, for all periods indicated, the high and low bid prices for the common stock as reported by Nasdaq. Such price information contains inter-dealer prices, without retail mark-up, mark-down or commissions paid, and may not necessarily reflect actual transactions.

                  Quarter Ended                          High              Low
                  -------------                          -----            -----

                  March 29, 1997.....................    $2.25            $1.75
                  June 28, 1997......................    $2.00            $1.63
                  September 27, 1997.................    $2.00            $1.75
                  January 3, 1998....................    $3.63            $1.94

                  April 4, 1998......................    $3.63            $2.25
                  July 4, 1998.......................    $3.63            $2.63
                  October 3, 1998....................    $2.81            $2.25
                  January 2, 1999....................    $2.38            $1.88

                  Through March 26, 1999.............    $2.13            $1.50

         At March 26, 1999, the common stock was held of record by approximately 520 record stockholders. On March 26, 1999, the last sale price for the common stock as reported by Nasdaq was $1.81 per share.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference from the company's annual report to the stockholders for the year ended January 2, 1999, filed as Exhibit 13 to this Form 10-KSB.

ITEM 7.           FINANCIAL STATEMENTS

         Incorporated herein by reference from the company's annual report to the stockholders for the year ended January 2, 1999, filed as Exhibit 13 to this Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No items are reportable hereunder.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         Certain information required herein is incorporated by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 20, 1999, to be filed pursuant to Regulation 14A. Set forth below is certain information regarding the company's directors and executive officers.

      NAME                                        AGE                 POSITION
      ----                                        ---                 --------

Lattimore M. Michael                               55     Chairman, Chief Executive Officer and Director

Joseph L. Weiss                                    39     President, Chief Operating Officer and Director

William N. Griffith                                36     Executive Vice President, Sec./Treasurer and Director

Michael C. McDermott                               52     Executive Vice President - Company Operations

Michael G. Webb                                    30     Chief Financial Officer

Stephen C. Reid                                    40     Vice President-Research and Development

W. Kurt Henke                                      40     Director

Stephen J. King                                    47     Director

William B. Raiford, III                            38     Director

         Mr. Michael has been chairman and chief executive officer of the company since 1993. From 1987 to 1992, he was the company's president and chief executive officer. He has been a director since 1987.

         Mr. Weiss has been president and chief operating officer of the company since 1993. From 1989 to 1993, he was the company's secretary/treasurer. He has been a director since 1989.

         Mr. Griffith has been executive vice president and secretary/treasurer of the company since 1993. From 1989 to 1992, he was the company's senior vice president of operations. He has been a director since 1989.

         Mr. McDermott has been executive vice president - company operations since September 1996. From April 1996 to September 1996, he was an operating partner for Wyatt's Cafeterias. From August 1995 to November 1995, he was an owner/operator of Hudson's Grills. From 1992 to 1995, he was a regional manager for Country Harvest Buffet, Inc.

         Mr. Webb has been chief financial officer since March 1999. From 1995 to 1999, he was the controller for Shepherd Tissue, Inc. From 1993 to 1995 he was a senior financial analyst for The Promus Companies. Prior to 1993, Mr. Webb was an auditor for KPMG Peat Marwick.

         Mr. Reid has been vice president-research and development since 1988.

         Mr. Henke has been a director since 1993. He has been an attorney with Henke, Heaton & Bufkin since 1992.

         Mr. King has been a director since 1995 and served as chief financial officer of the company from 1993 until his resignation as of March 19, 1999. Such resignation was on good terms. Mr. King is a CPA and continues to serve the company as an outside consultant and director.

         Mr. Raiford has been a director since 1993. He has been an attorney with, Merkel & Cocke, P.A. since 1989.

ITEM 10.          EXECUTIVE COMPENSATION

         Incorporated herein by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 20, 1999, to be filed pursuant to Regulation 14A.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 20, 1999, to be filed pursuant to Regulation 14A.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 20, 1999, to be filed pursuant to Regulation 14A.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

 Exhibit
  Number                   Description
  ------                   -----------

    3.1                    Restated Certificate of Incorporation.(5)

    3.2                    Amended and Restated By-Laws.(2)

    4.1                    Specimen Common Stock Certificate.(2)

   10.1                    Employment Agreement, dated April 15, 1993, between the Registrant and Lattimore M. Michael.(1)

   10.2                    Form of Employment Agreement executed as of June 6, 1993, between the Registrant and Joseph L. Weiss.(2)

   10.3                    Form of Employment Agreement executed as of June 6, 1993, between the Registrant and William N. Griffith.(2)

   10.4                    Form of Incentive Stock Option Plan of 1993.(1)

   10.5                    Lease, dated February 1, 1990, between Trezevant Properties and the
                           Registrant.(1)

   10.6                    Joint Venture Agreement of Lester's Back Yard Burgers Joint Venture I
                           by and among William L. Lester, Pattie F. Lester, Patricia B. Litow,
                           Elizabeth B. Fox and Back Yard Burgers, Inc., dated November 15,
                           1994.(4)

   10.7                    Joint Venture Agreement of Lester's Back Yard Burgers Joint Venture II
                           by and among William L. Lester, Pattie F. Lester, Patricia B. Litow,
                           Elizabeth B. Fox, Charles B. Fox, David P. Fox and Back Yard Burgers,
                           Inc., dated November 15, 1994.(4)

   10.8                    1995 Employee Stock Purchase Plan of Back Yard Burgers, Inc.(5)

   10.9                    The 1995 Incentive Award Plan of Back Yard Burgers, Inc.(5)

   10.10                   Joint Venture Agreement of Lester's Back Yard Burgers Joint Venture III
                           by and among Pattie F. Lester, Patricia B. Litow, Elizabeth B. Fox,
                           Charles B. Fox, David P. Fox, Alexandra B. Litow, Andrew R. Litow and
                           Back Yard Burgers, Inc., dated September 12, 1995.(5)

   10.11                   Line of Credit Commitment by and between Trust One Bank and Back
                           Yard Burgers, Inc. dated December 20, 1995.(6)

   10.12                   Loan commitment by and between Phoenix Leasing Incorporated and
                           Back Yard Burgers, Inc. dated October 4, 1996. (7)

   10.13                   Loan commitment by and between Trust One Bank and Back Yard
                           Burgers, Inc. dated January 23, 1997. (7)

   10.14                   Capital Contribution Agreement between Back Yard Burgers, Inc. and
                           BYB Properties, Inc. dated October 10, 1997. (8)

   10.15                   Trademark Assignment by Back Yard Burgers, Inc. to BYB Properties,
                           Inc. dated October 10, 1997. (8)

   10.16                   Trademark License Agreement between BYB Properties, Inc. and Back
                           Yard Burgers, Inc. dated October 10, 1997. (8)

   10.17                   Revolving Loan Agreement regarding Uncommitted Line of Credit
                           Agreement from BYB Properties, Inc. to Back Yard Burgers, Inc. dated
                           October 10, 1997. (8)

   10.18                   Promissory Note by and between BYB Properties, Inc. and Back Yard
                           Burgers, Inc. dated October 10, 1997. (8)

   10.19                   Tax Sharing Agreement between BYB Properties, Inc. and Back Yard
                           Burgers, Inc. dated October 10, 1997. (8)

   10.20                   Loan Agreement by and between Trust One Bank and Back Yard
                           Burgers, Inc. dated December 15, 1997. (8)

   10.21                   Promissory Note by and between Trust One Bank and Back Yard
                           Burgers, Inc. dated December 15, 1997. (8)

   10.22                   Business Loan Agreement by and between Cavalry Banking and Back
                           Yard Burgers, Inc., dated January 26, 1998. (9)

   10.23                   Promissory Note by and between Cavalry Banking and Back Yard
                           Burgers, Inc., dated January 26, 1998. (9)

   10.24                   Loan Agreement by and between Trust One Bank and Back Yard
                           Burgers, Inc., dated February 4, 1998. (9)

   10.25                   Promissory Note by and between Trust One Bank and Back Yard
                           Burgers, Inc., dated February 4, 1998. (9)

   10.26                   Promissory Note by and between Trust One Bank and Back Yard
                           Burgers, Inc., dated February 4, 1998. (9)

   10.27                   Promissory Note by and between Eagle Bank & Trust Company and
                           Back Yard Burgers, Inc., dated March 18, 1998. (9)

   10.28                   Promissory Note by and between Bank of Mississippi and Back Yard
                           Burgers, Inc., dated April 20, 1998. (10)

   10.29                   Form of Joint Venture Agreement of Lester's Back Yard Burgers Joint
                           Venture IV by and among William L. Lester, Pattie F. Lester, Alexandra
                           B. Litow, Andrew R. Litow and Back Yard Burgers, Inc., dated August
                           28, 1998.  (11)

   10.30*                  Promissory Note by and between the Bank of Mississippi and Back Yard
                           Burgers, Inc. dated October 27, 1998.

   10.31*                  Promissory Note by and between the Bank of Mississippi and Back Yard
                           Burgers, Inc. dated November 10, 1998.

   11*                     Statement re: Computation of Net Income per Share.


   13*                     Registrant's annual report to stockholders for the 52-week period ended January
                           2, 1999. Portions of the annual report not specifically incorporated by reference herein are not deemed to be filed herewith.


   21*                     Subsidiaries of the Registrant.

   27*                     Financial Data Schedule (12)


(b)      Reports on Form 8-K

         None

--------------

* Filed herewith.

(1) Previously filed with the Securities and Exchange Commission (the "Commission") as an Exhibit to the Registrant's Form SB-2 on April 20, 1993 (File No. 33-61356).

(2) Previously filed with the Commission as an Exhibit to the Registrant's Amendment No. 2 to Form SB-2 on June 25, 1993 (File No. 33-61356).

(3) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-KSB, dated January 1, 1994 and filed on March 30, 1994.

(4) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-KSB, dated December 31, 1994 and filed on March 31, 1995.

(5) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-QSB, dated September 30, 1995 and filed on November 14, 1995.

(6) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-KSB, dated December 30, 1995 and filed on March 29, 1996.

(7) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-KSB, dated December 28, 1996 and filed on March 28, 1997.

(8) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-KSB dated January 3, 1998 and filed on April 3, 1998.

(9) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-QSB dated April 4, 1998 and filed on May 19, 1998.

(10) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-QSB dated July 4, 1998 and filed on August 14, 1998.

(11) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-QSB dated October 3, 1998 and filed on November 17, 1998.

(12) Submitted electronically to the Securities and Exchange Commission for information only.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        BACK YARD BURGERS, INC.



                                        By:    /s/ Lattimore M. Michael
                                               ---------------------------------
                                               Lattimore M. Michael, Chairman
                                               and Chief Executive Officer

                                        Date:  March 31, 1999
                                               ---------------------------------

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the dates indicated.

Signature                                            Title                                     Date
---------                                            -----                                     ----

/s/ Lattimore M. Michael                             Chairman, Chief Executive Officer         March 31, 1999
--------------------------------------------         and Director
Lattimore M. Michael


/s/ Joseph L. Weiss                                  President, Chief Operating Officer        March 31, 1999
--------------------------------------------         and Director
Joseph L. Weiss


/s/ William N. Griffith                              Executive Vice President and Director     March 31, 1999
--------------------------------------------
William N. Griffith


/s/ Michael G. Webb                                  Chief Financial Officer and               March 31, 1999
--------------------------------------------         Principal Accounting Officer
Michael G. Webb


/s/ W. Kurt Henke                                    Director                                  March 31, 1999
--------------------------------------------
W. Kurt Henke


/s/ Stephen J. King                                  Director                                  March 31, 1999
--------------------------------------------
Stephen J. King


/s/ William B. Raiford, III                          Director                                  March 31, 1999
--------------------------------------------
William B. Raiford, III