Form 10-Q
period 1999-04-01
BACK YARD BURGERS INC
filed 1999-05-18
CIK 901495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 3, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ___________

                         Commission file number 1-12104

                             BACK YARD BURGERS, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                              64-0737163
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

                2768 COLONY PARK DRIVE, MEMPHIS, TENNESSEE 38118
                    (Address of principal executive offices)

                                 (901) 367-0888
                        (Registrant's telephone number)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class - Common stock, par value $.01 per share

                    Outstanding at April 30, 1999 - 4,603,757

                             BACK YARD BURGERS, INC.

                                      INDEX

                                                                                                                 Page No.

Part I - Financial Information

Item 1 -          Unaudited Consolidated Financial Statements:

                  Balance Sheet as of April 3, 1999 and January 2, 1999                                              3

                  Statement of Income for the Thirteen Weeks Ended
                  April 3, 1999 and April 4, 1998                                                                    4

                  Statement of Cash Flows for the Thirteen Weeks Ended
                  April 3, 1999 and April 4, 1998                                                                    5

                  Notes to Unaudited Financial Statements                                                            6

Item 2 -          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                             7-12

Item 3 -          Quantitative and Qualitative Disclosures About Market Risk                                        12

Part II - Other Information

Item 1 -          Legal Proceedings                                                                                 13

Item 2 -          Changes in Securities and Use of Proceeds                                                         13

Item 3 -          Defaults Upon Senior Securities                                                                   13

Item 4 -          Submission of Matters to a Vote
                  of Security Holders                                                                               13

Item 5 -          Other Information                                                                                 13

Item 6 -          Exhibits and Reports on Form 8-K                                                                  13


Signatures                                                                                                          14

BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                         APRIL 3,         JANUARY 2,
                                                                           1999              1999
                                                                           ----              ----

ASSETS
Cash and cash equivalents                                                $    398          $    815
Receivables, net                                                              183               200
Inventories                                                                   214               202
Current deferred tax asset                                                    128               104
Prepaid expenses and other current assets                                     129                96
                                                                         --------          --------
      Total current assets                                                  1,052             1,417

Property and equipment, at depreciated cost                                13,480            13,365
Intangible assets                                                           1,326             1,352
Noncurrent deferred tax asset                                                 413               452
Note receivable                                                                98                98
Other assets                                                                  271               264
                                                                         --------          --------
                                                                         $ 16,640          $ 16,948
                                                                         ========          ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                         $    201          $    467
Accrued expenses                                                              969               850
Income taxes payable                                                           69               205
Current installments of long-term debt                                        405               361
                                                                         --------          --------
      Total current liabilities                                             1,644             1,883

Long-term debt, less current installments                                   4,967             5,097
Deferred franchise fees                                                       264               254
Other deferred liabilities                                                    128               128
                                                                         --------          --------
      Total liabilities                                                     7,003             7,362
                                                                         --------          --------

Commitments and contingencies                                                  --                --

Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
    23,123 shares issued and outstanding at April 3, 1999
    (23,123 at January 2, 1999)                                                --                --
   Common stock, $.01 par value, 12,000,000 shares authorized;
    4,600,397 shares issued and outstanding at April 3, 1999
    (4,596,471 at January 2, 1999)                                             46                46
   Paid-in capital                                                         10,107            10,098
   Retained deficit                                                          (516)             (558)
                                                                         --------          --------

        Total stockholders' equity                                          9,637             9,586
                                                                         --------          --------
                                                                         $ 16,640          $ 16,948
                                                                         ========          ========




            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                    THIRTEEN WEEKS ENDED
                                                                    --------------------
                                                                  APRIL 3,         APRIL 4,
                                                                    1999             1998
                                                                    ----             ----

Revenues:
   Restaurant sales                                               $ 6,175          $ 5,808
   Franchise and area development fees                                 54               49
   Royalty fees                                                       342              303
   Advertising fees                                                   143              110
   Other                                                              137               97
                                                                  -------          -------
        Total revenues                                              6,851            6,367
                                                                  -------          -------


Expenses:
   Cost of restaurant sales                                         2,119            1,860
   Restaurant operating expenses                                    2,976            2,822
   General and administrative                                         825              796
   Advertising                                                        412              347
   Depreciation and amortization                                      325              284
                                                                  -------          -------
        Total expenses                                              6,657            6,109
                                                                  -------          -------
        Operating income                                              194              258

Interest income                                                         7                8
Interest expense                                                     (129)             (99)
Other, net                                                             (2)              (2)
                                                                  -------          -------
        Income before income taxes                                     70              165
Income taxes                                                           28               --
                                                                  -------          -------
        Net income                                                $    42          $   165
                                                                  =======          =======


Income per share:
   Basic                                                          $   .01          $   .04
                                                                  =======          =======
   Diluted                                                        $   .01          $   .04
                                                                  =======          =======

Weighted average number of common shares and common equivalent shares outstanding


   Basic                                                            4,600            4,370
                                                                  =======          =======

   Diluted                                                          4,635            4,641
                                                                  =======          =======






            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                  THIRTEEN WEEKS ENDED
                                                                                  --------------------
                                                                                  APRIL 3,      APRIL 4,
                                                                                   1999          1998
                                                                                   ----          ----

Cash flows from operating activities:
   Net Income                                                                     $  42        $   165
   Adjustments to reconcile net income to net cash provided
    (used) in operating activities
      Depreciation and amortization of property and equipment                       285            254
      Deferred income taxes                                                          15              0
      Amortization of intangible assets                                              26             26
      Amortization of preopening costs                                                0              4
      Provision for losses on receivables                                            44             40
      Gain on sales of assets                                                        (5)             0
      (Increase) decrease in assets
        Receivables                                                                 (27)           (16)
        Inventories                                                                 (12)            (9)
        Prepaid expenses and other current assets                                   (33)           (92)
        Other assets                                                                 (7)           (21)
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                                      (147)          (344)
        Income taxes payable                                                       (136)             0
        Other deferred liabilities                                                    0              7
        Deferred franchise and area development fees                                 10            (34)
                                                                                  -----        -------
           Net cash provided (used) by operating activities                          55            (20)
                                                                                  -----        -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                                       5              0
   Additions to property and equipment                                             (400)        (1,507)
                                                                                  -----        -------
        Net cash used in investing activities                                      (395)        (1,507)
                                                                                  -----        -------

Cash flows from financing activities:
   Issuance of stock                                                                  9              8
   Principal payments on long-term debt and capital leases                         (263)           (70)
   Proceeds from issuance of long-term debt                                         177          1,073
   Proceeds from exercise of stock options                                            0             69
                                                                                  -----        -------

        Net cash used in financing activities                                       (77)         1,080
                                                                                  -----        -------
        Net decrease in cash and cash equivalents                                  (417)          (447)

Cash and cash equivalents
   Beginning of period                                                              815          1,328
                                                                                  -----        -------
   End of period                                                                  $ 398        $   881
                                                                                  =====        =======
Supplemental disclosure of cash flow information
   Income taxes paid                                                              $ 150        $    --
                                                                                  =====        =======
   Interest paid                                                                  $ 129        $    99
                                                                                  =====        =======




            See accompanying notes to unaudited financial statements

                             BACK YARD BURGERS, INC.
                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

Back Yard Burgers, Inc. owns and operates quick-service and fast-casual restaurants and is engaged in the sale of franchises and the collection of royalties based upon related franchise sales. The company grants franchise rights for the use of "Back Yard Burgers," "BYB" or "BY Burgers" trade names and other associated trademarks, signs, emblems, logos, slogans and service marks which have been or may be developed.

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to Financial Statements for the year ended January 2, 1999 included in the company's 1998 Annual Report.

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

NOTE 3 - DEFERRED FRANCHISE FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At April 3, 1999, deferred fees include franchise and area development rights sold during the following years:

                  1999                              $         64
                  1998                                       120
                  Previous Years                              80
                                                    ------------
                                                    $        264
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

                           FORWARD-LOOKING INFORMATION

         Certain information included herein may contain statements that are forward-looking, such as statements related to financial items and results, plans for future expansion and other business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition. Forward-looking statements made by the company are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the company. These risks and uncertainties include, but are not limited to, increased competition within the industry for customers, qualified labor and desirable locations, increased costs for beef, chicken or other food products and management decisions related to restaurant growth, financing, franchising and new product development, as well as items described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


INTRODUCTION

         As of April 3, 1999, the Back Yard Burgers system included 84 restaurants, of which 35 were company-operated and 49 were franchised. The company's revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company's revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the company's historical operations and operating data for the periods indicated.

                                                                                   THIRTEEN WEEKS ENDED
                                                                                   ---------------------
                                                                                  APRIL 3,       APRIL 4,
                                                                                   1999           1998
                                                                                   ----           ----

Revenues
   Restaurant sales                                                                90.1%          91.2%
   Franchise and area development fees                                               .8             .8
   Royalty fees                                                                     5.0            4.8
   Advertising fees                                                                 2.1            1.7
   Other operating revenue                                                          2.0            1.5
                                                                                  -----          -----
      Total revenue                                                               100.0%         100.0%
                                                                                  =====          =====

                                                                                   THIRTEEN WEEKS ENDED
                                                                                   --------------------
                                                                                  APRIL 3,       APRIL 4,
                                                                                   1999           1998
                                                                                   ----           ----

Costs and Expenses
   Cost of restaurant sales (1)                                                    34.3%          32.0%
   Restaurant operating expenses (1)                                               48.2           48.6
   General and administrative                                                      12.0           12.5
   Advertising                                                                      6.0            5.4
   Depreciation and amortization                                                    4.7            4.5
   Operating income                                                                 2.8            4.1
   Interest income                                                                   .1             .1
   Interest expense                                                                (1.9)          (1.6)
   Other, net                                                                        --             --
   Income before income taxes                                                       1.0            2.6
   Income taxes                                                                     (.4)            --
   Net income                                                                        .6            2.6

                                                                                    THIRTEEN WEEKS ENDED
                                                                                    --------------------
                                                                                   APRIL 3,        APRIL 4,
                                                                                    1999            1998
                                                                                    ----            ----
                                                                                          ($000's)

System-wide restaurant sales
   Company-operated                                                               $ 6,175         $ 5,808
   Franchised                                                                       8,856           8,045
                                                                                  -------         -------
      Total                                                                       $15,031         $13,853
                                                                                  =======         =======


Average annual sales per restaurant open for a
 full year (2)
   Company-operated                                                               $   783         $   780
   Franchised                                                                     $   764         $   735
   System-wide                                                                    $   771         $   753

Number of restaurants
 Company-operated                                                                      35              30
 Franchised                                                                            49              45
                                                                                  -------         -------
    Total                                                                              84              75
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

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED APRIL 3, 1999 AND APRIL 4, 1998.

         RESTAURANT SALES increased 6.3% to $6,175,000 during the thirteen weeks ended April 3, 1999 compared to $5,808,000 for the same 1998 period. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 3.4%. The increase in same-store sales, coupled with new stores not included in the same-store sales calculation, accounted for approximately $500,000 in additional sales. This increase was partially offset by the loss of sales of one restaurant which was closed during the second quarter of 1998. Company management believes that the increases in same-store sales are the results of improved customer service; the retrofit of three double drive-thrus to dine-in facilities with single drive-thrus, and ongoing training and attention to improved customer service.

         FRANCHISE AND AREA DEVELOPMENT FEES increased 10.2% to $54,000 for the thirteen weeks ended April 3, 1999 compared to $49,000 during the comparable period in 1998. There was an increase in fees recognized from area development agreements which expired over the year-earlier period of $10,000. However, this increase in fees was partially offset by lower franchise fees derived from new stores opened by existing franchisees.

         ROYALTY FEES increased 12.9% to $342,000 during the thirteen week period ended April 3, 1999 compared to $303,000 during the same period in 1998. The increase is due to an increase in franchised restaurant sales upon which the fees are based. Comparable same-store sales at franchised restaurants open for more than one year increased 2.9%, representing an increase in royalty fees of approximately $9,000. Seven franchised restaurants were opened and three franchised restaurants were closed since April 4, 1998. This increase in net franchised restaurants open accounted for the remainder of the increase in royalty fees from the prior year.

         ADVERTISING FEES increased 30.0% to $143,000 for the thirteen weeks ended April 3, 1999 compared to $110,000 during the comparable period in 1998. The increase is primarily due to a voluntary increase of approximately 0.5% in the national advertising fee by 40 of the 49 franchised restaurants to be used for a direct mail program. The voluntary increase was in effect for the entire thirteen week period ended April 3, 1999, and only in effect for part of the year-earlier period. The increase in advertising fees is also related to the increase in franchised restaurant sales as noted above.

         COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $2,119,000 for the thirteen weeks ended April 3, 1999 and $1,860,000 during the same period in 1998, increasing as a percentage of restaurant sales to 34.3% from 32.0%. This percentage increase is primarily the result of an increase in coupons and discounts as well as an increase in waste, consisting of prepared food items not sold due to product hold time requirements of the company and spoilage. The coupon and discount program resulted in an increase in cost of sales as a percentage of restaurant sales of 1.6%. The remaining increase was due to higher than normal waste for the thirteen weeks ended April 3, 1999. These increases were offset by minor decreases in the cost of certain produce and dairy products.

         RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $2,976,000 for the thirteen weeks ended April 3, 1999 from $2,822,000 in the same prior year period. The percentage of restaurant sales for the thirteen weeks ended April 3, 1999 was 48.2%, slightly lower than 48.6% for the year-earlier period. Labor costs as a percentage of sales increased by 0.3% over the year-earlier period. This increase was offset by decreases in maintenance costs, supplies and other miscellaneous operating costs as well as other costs of a fixed and semi-variable nature, such as rent, utilities, taxes and insurance, remaining flat as same-store sales at existing company-operated restaurants increased by 3.4%.

         GENERAL AND ADMINISTRATIVE COSTS which increased to $825,000 for the thirteen weeks ended April 3, 1999 from $796,000 in the same year earlier period, decreased as a percentage of total revenue for the thirteen weeks ended April 3, 1999 to 12.0% from 12.5% in the same period in 1998. The increase of

$29,000 is primarily the result of increased spending in the areas of recruiting and training in efforts to attract quality employees as well as continuing to enhance customer service.

         ADVERTISING EXPENSE which increased to $412,000 for the thirteen weeks ended April 3, 1999 from $347,000 in the same period in 1998, increased as a percentage of total revenues to 6.0% from 5.4%. This is the result of an increase in advertising fees, as described above, which are used for the development and production of marketing campaigns and collateral material.

         INTEREST EXPENSE increased 30.3% to $129,000 for the thirteen weeks ended April 3, 1999 from $99,000 in the year-earlier period. This is due to a net increase in long-term debt of $1,288,000, or 31.5%, since April 4, 1998.

         INCOME TAX EXPENSE was $28,000 for the thirteen weeks ended April 3, 1999 compared to zero in the year-earlier period. In recent profitable years, the company has been able to offset net income with previous net operating loss carryforwards. For the thirteen weeks ended April 3, 1999 the company had income tax expense based on the calculation of alternative minimum tax.

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

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures totaled $400,000 for the thirteen weeks ended April 3, 1999 and $1,507,000 for the same period of 1998. Generally, the company constructs its restaurant buildings on leased properties for its company-operated restaurants. The average monthly lease cost for the 18 company-operated restaurants on leased sites at April 3, 1999 is approximately $3,120 per month. For the 10 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $4,320.

         Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $325,000 for the thirteen weeks ended April 3, 1999 and $284,000 for the year-earlier period. This increase is primarily the result of the addition of five company-operated restaurants and the conversion of three double drive-thru facilities to dine-in facilities with a single drive-thru since the year-earlier period.

         Cash provided (used) by operations for the thirteen week period ended April 3, 1999 and April 4, 1998 was $55,000 and ($20,000), respectively. Since January 1, 1996, cash from operations and debt have been used for the addition of dining rooms to certain existing double drive-thru restaurants, new restaurants and equipment.

         As of April 3, 1999, the company had total long-term debt of $5,372,000 and unused lines of credit and loan commitments of potential additional borrowings of $1,603,000. No additional long-term debt commitments were made by the company during the thirteen weeks ended April 3, 1999.

         The company is planning $3,750,000 in capital expenditures during 1999 and will fund these expenditures through internally generated cash flow as well as the borrowing commitments secured in 1998 or before. These capital expenditures may require additional debt or equity financing, which the company has not secured at this time.

SEASONALITY AND INFLATION

         While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirteen weeks ended April 3, 1999. Increases in food, labor or other operating costs could adversely affect the company's operations should comparable menu price increases not be sustainable.

CONVERSION OF PREFERRED STOCK

         In accordance with the provisions of the company's Certificate of Incorporation regarding preferred stock, as a result of the company's having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of April 3, 1999, only 23,123 shares have yet to be converted.

YEAR 2000

         The fact that many computers and other systems with embedded microchip processors were programmed to record only the last two digits of the year for all dates encountered gives rise to the year 2000 issue. On January 1, 2000, many date-sensitive calculations could potentially go awry, creating substantial negative ramifications throughout the business world.

         The company has reviewed its computer systems and software and has identified four major areas that are critical to the company with respect to the year 2000 issue: (1) communications hardware and software, (2) network hardware/software and accounting software, (3) point-of-sale terminals, and (4) key third parties.

         While the company has taken certain actions to address the year 2000 issue, it has not completed its analysis of the issue. During 1998, the company upgraded its phone system with a system represented by the outside vendor to be year 2000 compliant. The company also has communication software in place with certain financial institutions and is in the process of confirming that such software is in fact year 2000 compliant. The company has completed a network and accounting software upgrade, which included the replacement of the existing network server as well as the replacement and enhancement of certain personal computers. The company's accounting software is supplied by an outside vendor, and the vendor has confirmed that the software installed upon upgrading the network is year 2000 compliant. The company is also in the process of determining whether certain of its spreadsheet and database software will need to be upgraded during 1999. The company estimates the total cost of the software and hardware enhancements and upgrades necessary to become year 2000 compliant to be approximately $30,000.

     All existing point-of-sale terminals used by the company and its franchisees have been represented by outside suppliers to be year 2000 compliant and all terminals currently being installed are also in compliance.

         One of the greatest risks of year 2000 exists within the supply chain of most businesses, and relates to year 2000 compliance by key third parties, including food product suppliers, energy providers and others. These parties are crucial to the continuing operations of the company. There is a certain amount of uncontrollable risk associated with third party year 2000 readiness; however, the company plans to gain assurance from key third parties, including all franchisees and their suppliers, as to their year 2000 compliance efforts via written confirmation by June 30, 1999.

         The failure by the company to properly address its internal year 2000 issues or the inability of outside parties to supply goods and services necessary to produce and sell the company's products could have a material adverse impact on the results of operations, liquidity and the financial condition of the company. These problems could ultimately result in the cessation of material operations for an unknown period of time.

         Although no formal contingency plan is currently in place, the company's goals are to: (1) achieve internal year 2000 readiness with respect to all material operations prior to September 30, 1999, (2) appropriately address any material concerns over third party readiness with qualified alternate suppliers as necessary, also prior to September 30, 1999, and (3) continue to monitor the year 2000 issue and take all appropriate actions through early 2000.

KNOWN TRENDS AND UNCERTAINTIES

         Labor will continue to be a critical factor for the company in the foreseeable future. In most areas where the company operates restaurants, there is a shortage of suitable labor. This, in itself, could result in higher wages as the competition for employees intensifies, not only in the restaurant industry, but in practically all retail and service industries. It will be crucial for the company to develop and maintain programs to attract and retain quality employees.

         During the thirteen weeks ended April 3, 1999, the cost of beef and chicken was relatively stable; however, management of the company expects these costs to rise at some point in the future, and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.

         Due to the competitive nature of the restaurant industry, site selection will become more difficult as an increasing number of businesses will be vying for locations with similar characteristics. This could result in higher occupancy costs for prime locations.

         Same-store sales increased 3.4% during the first quarter of 1999. The company implemented a balanced marketing strategy focused on increasing guest awareness and increasing the frequency of guest visits. The company will continue this strategy in 1999, however, there are no assurances that the increases in same-store sales will continue.

         The future success of the company will be determined, to a great extent, by its ability to positively address these issues.

PART I (CONTINUED)

         Item 3   Quantitative and Qualitative Disclosures About Market Risk

                           None

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

         Item 2   Changes in Securities and Use of Proceeds

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

                           Reports on Form 8-K
                           None

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                                     BACK YARD BURGERS, INC.


Date: May 17, 1999                              By: /s/ Lattimore M. Michael
     ---------------                               -----------------------------
                                                    Lattimore M. Michael
                                                    Chairman and Chief Executive
                                                    Officer


Date: May 17, 1999                              By: /s/ Michael G. Webb
     ---------------                               -----------------------------
                                                    Michael G. Webb
                                                    Chief Financial Officer