Form 10-Q
period 1999-07-03
BACK YARD BURGERS INC
filed 1999-08-17
CIK 901495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                 to
                                        ----------------   ------------------

                         Commission file number 1-12104

                             BACK YARD BURGERS, INC.
             (Exact name of registrant as specified in its charter)

         DELAWARE                                              64-0737163
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

                   Outstanding at August 12, 1999 - 4,612,213

                             BACK YARD BURGERS, INC.

                                      INDEX

                                                                                      Page No.
         Part I - Financial Information

         Item 1 - Unaudited Consolidated Financial Statements:

                  Balance Sheet as of July 3, 1999 and January 2, 1999                   3

                  Statement of Income for the Thirteen and Twenty-Six Weeks Ended
                    July 3, 1999 and July 4, 1998                                        4

                  Statement of Cash Flows for the Twenty-Six Weeks Ended
                    July 3, 1999 and July 4, 1998                                        5

                  Notes to Unaudited Financial Statements                                6

         Item 2 - Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                  7

         Item 3 - Quantitative and Qualitative Disclosures About Market Risk            13

         Part II - Other Information

         Item 1 - Legal Proceedings                                                     13

         Item 2 - Changes in Securities and Use of Proceeds                             13

         Item 3 - Defaults Upon Senior Securities                                       13

         Item 4 - Submission of Matters to a Vote
                    of Security Holders                                                 13

         Item 5 - Other Information                                                     14

         Item 6 - Exhibits and Reports on Form 8-K                                      14

BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


                                                                                    JULY 3,      JANUARY 2,
                                                                                     1999          1999
                                                                                   --------      --------
ASSETS
Cash and cash equivalents                                                          $  1,090      $    815
Receivables, net                                                                        238           200
Inventories                                                                             218           202
Current deferred tax asset                                                              200           104
Prepaid expenses and other current assets                                                76            96
                                                                                   --------      --------
      Total current assets                                                            1,822         1,417

Property and equipment, at depreciated cost                                          14,350        13,365
Intangible assets                                                                     1,300         1,352
Noncurrent deferred tax asset                                                           500           452
Note receivable                                                                          95            98
Other assets                                                                            269           264
                                                                                   --------      --------
                                                                                   $ 18,336      $ 16,948
                                                                                   ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                   $    482      $    467
Accrued expenses                                                                      1,007           850
Income taxes payable                                                                    247           205
Current installments of long-term debt                                                  444           361
                                                                                   --------      --------
      Total current liabilities                                                       2,180         1,883

Long-term debt, less current installments                                             5,132         5,097
Deferred franchise fees                                                                 362           254
Other deferred income                                                                   801            --
Other deferred liabilities                                                              130           128
                                                                                   --------      --------
      Total liabilities                                                               8,605         7,362
                                                                                   --------      --------
Commitments and contingencies                                                            --            --

Stockholders' equity

   Preferred stock, $.01 par value, 2,000,000 shares authorized; 23,123 shares issued and outstanding at July 3, 1999
    (23,123 at January 2, 1999)                                                          --            --
   Common stock, $.01 par value, 12,000,000 shares authorized;
    4,606,011 shares issued and outstanding at July 3, 1999
    (4,596,471 at January 2, 1999)                                                       46            46
   Paid-in capital                                                                   10,114        10,098
   Retained deficit                                                                    (429)         (558)
                                                                                   --------      --------
        Total stockholders' equity                                                    9,731         9,586
                                                                                   --------      --------
                                                                                   $ 18,336      $ 16,948
                                                                                   ========      ========


            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                               THIRTEEN WEEKS ENDED      TWENTY-SIX WEEKS ENDED
                                               --------------------      ----------------------
                                                JULY 3,      JULY 4,      JULY 3,       JULY 4,
                                                 1999         1998         1999          1998
                                               -------      -------      --------      --------
Revenues:
   Restaurant sales                            $ 7,111      $ 6,598      $ 13,286      $ 12,406
   Franchise and area development fees              --            1            54            50
   Royalty fees                                    398          342           740           645
   Advertising fees                                136          127           279           237
   Other                                           118           65           255           162
                                               -------      -------      --------      --------
        Total revenues                           7,763        7,133        14,614        13,500
                                               -------      -------      --------      --------
Expenses:
   Cost of restaurant sales                      2,453        2,127         4,572         3,987
   Restaurant operating expenses                 3,353        3,010         6,329         5,832
   General and administrative                      900          848         1,725         1,644
   Advertising                                     439          382           851           729
   Depreciation and amortization                   322          291           647           575
                                               -------      -------      --------      --------
        Total expenses                           7,467        6,658        14,124        12,767
                                               -------      -------      --------      --------
        Operating income                           296          475           490           733

Interest income                                      7            6            14            14
Interest expense                                  (144)        (111)         (273)         (210)
Other, net                                         (14)          (4)          (16)           (6)
                                               -------      -------      --------      --------
        Income before income taxes                 145          366           215           531
Income taxes                                        58           --            86            --
                                               -------      -------      --------      --------
        Net income                             $    87      $   366      $    129      $    531
                                               =======      =======      ========      ========
Income per share:
   Basic                                       $   .02      $   .08      $    .03      $    .12
                                               =======      =======      ========      ========
   Diluted                                     $   .02      $   .08      $    .03      $    .11
                                               =======      =======      ========      ========
Weighted average number of common shares
  and common equivalent shares outstanding
   Basic                                         4,605        4,580         4,603         4,475
                                               =======      =======      ========      ========
   Diluted                                       4,634        4,695         4,635         4,668
                                               =======      =======      ========      ========



            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                 TWENTY-SIX WEEKS ENDED
                                                                 ----------------------
                                                                  JULY 3,      JULY 4,
                                                                   1999         1998
                                                                  -------      -------
Cash flows from operating activities:
   Net Income                                                     $   129      $   531
   Adjustments to reconcile net income to net cash provided
    (used) in operating activities
      Depreciation and amortization of property and equipment         594          504
      Deferred income taxes                                          (144)           0
      Amortization of intangible assets                                53           53
      Amortization of preopening costs                                 --           18
      Provision for losses on receivables                              85           97
      Gain on sales of assets                                          (6)          --
      (Increase) decrease in assets
        Receivables                                                  (123)         (43)
        Inventories                                                   (16)         (11)
        Prepaid expenses and other current assets                      20         (115)
        Other assets                                                   (6)         (20)
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                         172         (445)
        Income taxes payable                                           42           --
        Other deferred income                                         801           --
        Other deferred liabilities                                      2           10
        Deferred franchise and area development fees                  108           64
                                                                  -------      -------
           Net cash provided by operating activities                1,711          643
                                                                  -------      -------
Cash flows from investing activities:
   Proceeds from sale of property and equipment                         8           --
   Additions to property and equipment                             (1,578)      (2,831)
                                                                  -------      -------
        Net cash used in investing activities                      (1,570)      (2,831)
                                                                  -------      -------
Cash flows from financing activities:
   Issuance of stock                                                   16           14
   Principal payments on long-term debt and capital leases           (171)        (134)
   Proceeds from issuance of long-term debt                           289        1,653
   Proceeds from exercise of stock options                             --           85
                                                                  -------      -------
        Net cash provided by financing activities                     134        1,618
                                                                  -------      -------
        Net increase (decrease) in cash and cash equivalents          275         (570)
Cash and cash equivalents
   Beginning of period                                                815        1,328
                                                                  -------      -------
   End of period                                                  $ 1,090      $   758
                                                                  =======      =======
Supplemental disclosure of cash flow information
   Income taxes paid                                              $   188      $    --
                                                                  =======      =======
   Interest paid                                                  $   273      $   210
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

     The results of operations for the thirteen and twenty-six week periods are not necessarily indicative of the results to be expected for the full year.

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

NOTE 3 - DEFERRED FRANCHISE FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At July 3, 1999, deferred fees include franchise and area development rights sold during the following years:

                  1999                         $162
                  1998                           98
                  Previous Years                102
                                               ----
                                               $362
                                               ====

NOTE 4 - OTHER DEFERRED INCOME

Amounts received from certain vendors relating to future purchases by the company have been deferred. These funds are recorded as income in a proportionate manner with respective future purchases. Under the terms of signed contracts, the company is required to purchase specific volumes in future years. If these purchase volumes are not met, the funds related to the volume shortages will be refunded to the vendors.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

The company is party to several incidental legal proceedings and claims. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial condition or results of operations of the company.

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

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                       OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

         As of July 3, 1999, the Back Yard Burgers system included 84 restaurants, of which 35 were company-operated and 49 were franchised. The company's revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company's revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the company's historical operations and operating data for the periods indicated.

                                                    TWENTY-SIX WEEKS ENDED
                                                  --------------------------
                                                  JULY 3,            JULY 4,
                                                   1999               1998
                                                  ------             ------
Revenues
   Restaurant sales                                 90.9%              91.9%
   Franchise and area development fees                .4                 .4
   Royalty fees                                      5.1                4.8
   Advertising fees                                  1.9                1.8
   Other operating revenue                           1.7                1.1
                                                   -----              -----
      Total revenue                                100.0%             100.0%
                                                   =====              =====

                                                    TWENTY-SIX WEEKS ENDED
                                                  --------------------------
                                                  JULY 3,            JULY 4,
                                                   1999               1998
                                                  ------             ------
Costs and Expenses
   Cost of restaurant sales (1)                    34.4%             32.1%
   Restaurant operating expenses (1)               47.6              47.0
   General and administrative                      11.8              12.2
   Advertising                                      5.8               5.4
   Depreciation and amortization                    4.4               4.3
   Operating income                                 3.3               5.4
   Interest income                                   .1                .1
   Interest expense                                (1.9)             (1.6)
   Other, net                                       (.1)               --
   Income before income taxes                       1.5               3.9
   Income taxes                                     (.6)               --
   Net income                                        .9               3.9


                                                            TWENTY-SIX WEEKS ENDED
                                                          --------------------------
                                                          JULY 3,            JULY 4,
                                                           1999               1998
                                                          -------            -------
                                                                   ($000'S)
System-wide restaurant sales
   Company-operated                                       $13,286            $12,406
   Franchised                                              18,921             17,069
                                                          -------            -------
      Total                                               $32,207            $29,475
                                                          =======            =======

Average annual sales per restaurant open for a
 full year (2)
   Company-operated                                       $   774            $   809
   Franchised                                             $   769            $   755
   System-wide                                            $   771            $   776

Number of restaurants
 Company-operated                                              35                 31
 Franchised                                                    49                 44
                                                          -------            -------
   Total                                                       84                 75
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

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED JULY 3, 1999 AND JULY 4, 1998.

     RESTAURANT SALES increased 7.8% to $7,111,000 during the thirteen weeks ended July 3, 1999 compared to $6,598,000 for the same 1998 period. This increase is primarily the result of the opening of four new company-operated stores since the year-earlier period. This increase was partially offset by a decrease in same-store sales of 0.8% for the thirteen weeks ended July 3, 1999. Company management believes that the decreases in same-store sales for the thirteen week period are the result of the cannabilization of some company-operated stores in the Memphis market, as well as the fact that the year- earlier period represented record same-store sales growth for the company.

     ROYALTY FEES increased 16.4% to $398,000 during the thirteen week period ended July 3, 1999 compared to $342,000 during the same period in 1998. The increase is due to an increase in franchised restaurant sales upon which the fees are based. Comparable same-store sales at franchised restaurants open for more than one year increased 1.8%, representing an increase in royalty fees of approximately $6,000. Seven franchised restaurants were opened and two franchised restaurants were closed since July 4, 1998. This increase in net franchised restaurants open accounted for the remainder of the increase in royalty fees from the prior year.

     ADVERTISING FEES increased 7.1% to $136,000 for the thirteen weeks ended July 3, 1999 compared to $127,000 during the comparable period in 1998. The increase in advertising fees is due to the increase in franchised restaurant sales as noted above, upon which the fees are based.

     OTHER REVENUES increased 81.5% to $118,000 for the thirteen weeks ended July 3, 1999 compared to $65,000 during the year-earlier period. The increase is due to revenues generated from sub-contractor vending sales at the Memphis Zoo, where operations began in March of 1999.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $2,453,000 for the thirteen weeks ended July 3, 1999 and $2,127,000 during the same period in 1998, increasing as a percentage of restaurant sales to 34.5% from 32.2%. This percentage increase is primarily the result of an increase in coupons and discounts, increases in the cost of beef as well as an increase in waste, consisting of prepared food items not sold due to product hold time requirements of the company and spoilage. The coupon and discount program resulted in an increase in cost of sales as a percentage of restaurant sales of 1.7%. These increases were offset by minor decreases in the cost of certain produce and dairy products.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $3,353,000 for the thirteen weeks ended July 3, 1999 from $3,010,000 in the year-earlier period. The percentage of restaurant sales for the thirteen weeks ended July 3, 1999 was 47.1%, compared to 45.8% for the year-earlier period. Labor costs as a percentage of sales increased by 0.1% over the year-earlier period. The remainder of the increase was due to increases in repairs and maintenance costs and other miscellaneous operating costs incurred during the period.

     GENERAL AND ADMINISTRATIVE COSTS which increased to $900,000 for the thirteen weeks ended July 3, 1999 from $848,000 in the year-earlier period, decreased as a percentage of total revenue for the thirteen weeks ended July 3, 1999 to 11.6% from 11.9% in the same period in 1998. The increase of $52,000 is primarily the result of increased spending in the areas of recruiting and training in efforts to attract quality employees as well as continuing to enhance customer service.

     ADVERTISING EXPENSE which increased to $439,000 for the thirteen weeks ended July 3, 1999 from $382,000 in the same period in 1998, increased as a percentage of total revenues to 5.7% from 5.4%. This is the result of an increase in the number of company-operated restaurants creating the need for additional local advertising as well as an increase in advertising fees, as described above, which are used for the development and production of marketing campaigns and collateral material.

     INTEREST EXPENSE increased 29.7% to $144,000 for the thirteen weeks ended July 3, 1999 from $111,000 in the year-earlier period. This is due to a net increase in long-term debt of $976,000, or 21.2%, since July 4, 1998.

     INCOME TAX EXPENSE was $58,000 for the thirteen weeks ended July 3, 1999 compared to zero in the year-earlier period. In recent profitable years, the company has been able to offset net income with previous net operating loss carryforwards. For the thirteen weeks ended July 3, 1999 the company had income tax expense based on the calculation of alternative minimum tax.

COMPARISON OF THE COMPANY'S RESULTS FOR THE TWENTY-SIX WEEKS ENDED JULY 3, 1999 AND JULY 4, 1998.

     RESTAURANT SALES increased 7.1% to $13,286,000 during the twenty-six weeks ended July 3, 1999 compared to $12,406,000 for the same 1998 period. The increase is due primarily to the opening of four new company-operated stores since the year-earlier period as well as a 2.0% increase in same store sales for the twenty-six week period. Company management believes that the increases in same-store sales are the results of improved customer service; the retrofit of three double drive-thrus to dine-in facilities with single drive-thrus, and ongoing training and attention to improved customer service.

     FRANCHISE AND AREA DEVELOPMENT FEES increased 8.0% to $54,000 for the twenty-six weeks ended July 3, 1999 compared to $50,000 during the comparable period in 1998. There was an increase in fees recognized from area development agreements which expired over the year-earlier period of $10,000. However, this increase in fees was partially offset by lower franchise fees derived from new stores opened by existing franchisees.

     ROYALTY FEES increased 14.7% to $740,000 during the twenty-six week period ended July 3, 1999 compared to $645,000 during the same period in 1998. The increase is due to an increase in franchised restaurant sales upon which the fees are based. Comparable same-store sales at franchised restaurants open for more than one year increased 2.1%, representing an increase in royalty fees of approximately $15,000. Seven franchised restaurants were opened and two franchised restaurants were closed since July 4, 1998. This increase in net franchised restaurants open accounted for the remainder of the increase in royalty fees from the prior year.

     ADVERTISING FEES increased 17.7% to $279,000 for the twenty-six weeks ended July 3, 1999 compared to $237,000 during the comparable period in 1998. The increase in advertising fees is related to the increase in franchised restaurant sales as noted above, upon which the fees are based.

     OTHER REVENUES increased 57.4% to $255,000 for the thirteen weeks ended July 3, 1999 compared to $162,000 during the year-earlier period. The increase is due to revenues generated from sub-contractor vending sales at the Memphis Zoo, where operations began in March of 1999.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $4,572,000 for the twenty-six weeks ended July 3, 1999 and $3,987,000 during the same period in 1998, increasing as a percentage of restaurant sales to 34.4% from 32.1%. This percentage increase is primarily the result of an increase in coupons and discounts, increases in the cost of beef as well as an increase in waste, consisting of prepared food items not sold due to product hold time requirements of the company and spoilage. The coupon and discount program resulted in an increase in cost of sales as a percentage of restaurant sales of 1.6%. These increases were offset by minor decreases in the cost of certain produce and dairy products.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $6,329,000 for the twenty-six weeks ended July 3, 1999 from $5,832,000 in the year-earlier period. The percentage of restaurant sales for the twenty-six weeks ended July 3, 1999 was 47.6%, compared to 47.0% for the year-earlier period. Labor costs as a percentage of sales increased by 0.2% over the year-earlier period. The remainder of the increase was due to increases in repairs and maintenance costs and other miscellaneous operating costs incurred during the period.

     GENERAL AND ADMINISTRATIVE COSTS which increased to $1,725,000 for the twenty-six weeks ended July 3, 1999 from $1,644,000 in the year-earlier period, decreased as a percentage of total revenue for the twenty-six weeks ended July 3, 1999 to 11.8% from 12.2% in the same period in 1998. The increase of $81,000 is primarily the result of increased spending in the areas of recruiting and training in efforts to attract quality employees as well as continuing to enhance customer service.

     ADVERTISING EXPENSE which increased to $851,000 for the twenty-six weeks ended July 3, 1999 from $729,000 in the same period in 1998, increased as a percentage of total revenues to 5.8% from 5.4%. This is the result of an increase in the number of company-operated restaurants creating the need for additional local advertising as well as an increase in advertising fees, as described above, which are used for the development and production of marketing campaigns and collateral material.

     INTEREST EXPENSE increased 30.0% to $273,000 for the twenty-six weeks ended July 3, 1999 from $210,000 in the year-earlier period. This is due to a net increase in long-term debt of $976,000, or 21.2%, since July 4, 1998.

     INCOME TAX EXPENSE was $86,000 for the twenty-six weeks ended July 3, 1999 compared to zero in the year-earlier period. In recent profitable years, the company has been able to offset net income with previous net operating loss carryforwards. For the twenty-six weeks ended July 3, 1999 the company had income tax expense based on the calculation of alternative minimum tax.

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

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures totaled $1,578,000 for the twenty-six weeks ended July 3, 1999 and $2,831,000 for the same period of 1998. Generally, the company constructs its restaurant buildings on leased properties for its company-operated restaurants. The average monthly lease cost for the 18 company-operated restaurants on leased sites at July 3, 1999 is approximately $3,148 per month. For the 10 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $4,741.

     Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $647,000 for the twenty-six weeks ended July 3, 1999 and $575,000 for the year-earlier period. This increase is primarily the result of the addition of four company-operated restaurants and the conversion of three double drive-thru facilities to dine-in facilities with a single drive-thru since the year-earlier period.

     Cash provided by operations for the twenty-six week period ended July 3, 1999 and July 4, 1998 was $1,711,000 and $643,000, respectively. Since January 1, 1996, cash from operations and debt have been used for the addition of dining rooms to certain existing double drive-thru restaurants, new restaurants and equipment.

     As of July 3, 1999, the company had total long-term debt of $5,576,000 and unused lines of credit and loan commitments of potential additional borrowings of $2,230,000.

     The company is planning to spend approximately $3,000,000 on capital expenditures during 1999 and plans to fund these expenditures through internally generated cash flow as well as the borrowing commitments secured in 1999 or before.

SEASONALITY AND INFLATION

     While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the twenty-six weeks ended July 3, 1999. Increases in food, labor or other operating costs could adversely affect the company's operations should comparable menu price increases not be sustainable.

CONVERSION OF PREFERRED STOCK

     The company's preferred stockholders have the right to convert preferred stock to common stock, and the company anticipates that all shares of preferred stock will eventually be converted. Such conversion began on July 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of July 3, 1999, only 23,123 shares have yet to be converted.

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

     One of the greatest risks of year 2000 exists within the supply chain of most businesses, and relates to year 2000 compliance by key third parties, including food product suppliers, energy providers and others. These parties are crucial to the continuing operations of the company. There is a certain amount of uncontrollable risk associated with third party year 2000 readiness; however, the company plans to gain assurance from key third parties, including all franchisees and their suppliers, as to their year 2000 compliance efforts via written confirmation by September 30, 1999.

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

     Although no formal contingency plan is currently in place, the company's goals are to: (1) achieve internal year 2000 readiness with respect to all material operations prior to October 31, 1999, (2) appropriately address any material concerns over third party readiness with qualified alternate suppliers as necessary, also prior to October 31, 1999, and (3) continue to monitor the year 2000 issue and take all appropriate actions through early 2000.

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

     During the twenty-six weeks ended July 3, 1999, there were increases in the cost of beef; however, management of the company expects the costs of beef and chicken to continue to rise in the future, and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.

     Due to the competitive nature of the restaurant industry, site selection will become more difficult as an increasing number of businesses will be vying for locations with similar characteristics. This could result in higher occupancy costs for prime locations.

     Same-store sales increased 2.0% during the first twenty-six week period of 1999. The company implemented a balanced marketing strategy focused on increasing guest awareness and increasing the frequency of guest visits. The company will continue this strategy in 1999, however, there are no assurances that the increases in same-store sales will continue.

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

                       None

     Item 3      Defaults Upon Senior Securities

                       Not Applicable

     Item 4      Submission of Matters to a Vote of Security Holders

                       On May 20, 1999, the Company held its Annual Meeting of
                 Stockholders in Memphis, Tennessee, for the purpose of: (1) electing two Class II members to the Board of Directors; (2) ratifying the appointment of PricewaterhouseCoopers LLP as independent public accountants for 1999, and (3) to transact such other business as may have properly come before the meeting or an adjournment thereof.

                 The following table sets forth the Class II directors elected at such meeting and the number of votes cast by the Company's stockholders for, against and withheld for each director:

                       Directors                        For           Against        Withheld
                       ---------                        ---           -------        --------
                       William B. Raiford III        4,229,983         3,450          43,285
                       Stephen J. King               4,229,983         3,450          43,285

                 The appointment of PricewaterhouseCoopers LLP as independent public accountants was ratified at the meeting as follows:

                       For                              4,229,983
                       Against                              3,450
                       Abstentions                         43,285

     Item 5      Other Information

                       None

     Item 6      Exhibits and Reports on Form 8-K

                       Exhibits

                        10.32 - Lease agreement by and between Amplicon, Inc.
                                and Back Yard Burgers, Inc. dated May 6, 1999.

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


                                             BACK YARD BURGERS, INC.

Date: May 17, 1999                           By: /s/Lattimore M. Michael
------------------                               -------------------------------
                                                 Lattimore M. Michael
                                                 Chairman and Chief Executive
                                                 Officer



Date: May 17, 1999                           By: /s/Michael G. Webb
------------------                               -------------------------------
                                                 Michael G. Webb
                                                 Chief Financial Officer