Form 10-Q/A
period 1999-07-03
BACK YARD BURGERS INC
filed 1999-09-03
CIK 901495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A

                                   AMENDMENT 1

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 3, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ________

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

         Item 4 of Part II of the registrant's Form 10-Q for the quarterly period ended July 3, 1999, inadvertently contained incorrect names of directors elected at the registrant's 1999 Annual Meeting. While all other information was correct, said Item 4 is hereby amended in its entirety as follows so as to reflect the correct names in such filing:

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

                      The following table sets forth the Class II directors
              elected at such meeting and the number of votes cast by the company's stockholders for, against and withheld for each director:



                           Directors                  For       Against    Withheld
                           ---------                  ---       -------    --------
                           W. Kurt Henke          4,229,983      3,450      43,285
                           William N. Griffith    4,229,983      3,450      43,285

                      The appointment of PricewaterhouseCoopers LLP as
              independent public accountants was ratified at the meeting as follows:

                           For                    4,229,983
                           Against                    3,450
                           Abstentions               43,285

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                        BACK YARD BURGERS, INC.

Date: September 2, 1999                 By: /s/ Lattimore M. Michael
-----------------------                     -----------------------------------
                                            Lattimore M. Michael
                                            Chairman and Chief Executive
                                            Officer

Date: September 2, 1999                 By: /s/ Michael G. Webb
-----------------------                     -----------------------------------
                                            Michael G. Webb
                                            Chief Financial Officer