Form 10-Q
period 1999-10-02
BACK YARD BURGERS INC
filed 1999-11-16
CIK 901495

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED OCTOBER 2, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class - Common stock, par value $.01 per share

                  Outstanding at November 1, 1999 - 4,613,407

                            BACK YARD BURGERS, INC.

                                     INDEX

                                                                                                               Page No.
                                                                                                               --------
Part I - Financial Information

Item 1 - Unaudited Consolidated Financial Statements:

                  Balance Sheet as of October 2, 1999 and January 2, 1999                                              3

                  Statement of Income for the Thirteen and Thirty-Nine Weeks Ended
                   October 2, 1999 and October 3, 1998                                                                 4

                  Statement of Cash Flows for the Thirty-Nine Weeks Ended
                   October 2, 1999 and October 3, 1998                                                                 5

                  Notes to Unaudited Financial Statements                                                              6

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                                                           7

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                   13

Part II - Other Information

Item 1 - Legal Proceedings                                                                                            13

Item 2 - Changes in Securities and Use of Proceeds                                                                    13

Item 3 - Defaults Upon Senior Securities                                                                              13

Item 4 - Submission of Matters to a Vote of Security Holders                                                          13

Item 5 - Other Information                                                                                            13

Item 6 - Exhibits and Reports on Form 8-K                                                                             13



PART I - FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Financial Statements

BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)




                                                                                     OCTOBER 2,      JANUARY 2,
                                                                                       1999            1999
                                                                                   ------------    ------------
ASSETS
Cash and cash equivalents                                                           $    550       $    815
Receivables, net                                                                         289            200
Inventories                                                                              218            202
Current deferred tax asset                                                               220            104
Prepaid expenses and other current assets                                                 11             96
                                                                                    --------       --------
      Total current assets                                                             1,288          1,417

Property and equipment, at depreciated cost                                           14,950         13,365
Intangible assets, net                                                                 1,274          1,352
Noncurrent deferred tax asset                                                            457            452
Note receivable                                                                           93             98
Other assets                                                                             266            264
                                                                                    --------       --------
                                                                                    $ 18,328       $ 16,948
                                                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable                                                                    $    357       $    467
Accrued expenses                                                                         844            850
Income taxes payable                                                                     219            205
Current installments of long-term debt                                                   445            361
                                                                                    --------       --------
      Total current liabilities                                                        1,865          1,883

Long-term debt, less current installments                                              5,352          5,097
Deferred franchise and area development fees                                             397            254
Other deferred income                                                                    741             --
Other deferred liabilities                                                               132            128
                                                                                    --------       --------
      Total liabilities                                                                8,487          7,362
                                                                                    ========       ========

Commitments and contingencies                                                             --             --
Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized; 19,763 shares
    issued and outstanding at October 2, 1999 (23,123 at January 2, 1999)                 --             --
   Common stock, $.01 par value, 12,000,000 shares authorized;
    4,613,407 shares issued and outstanding at October 2, 1999
    (4,596,471 at January 2, 1999)                                                        46             46
   Paid-in capital                                                                    10,121         10,098
   Retained deficit                                                                     (326)          (558)
                                                                                    --------       --------
        Total stockholders' equity                                                     9,841          9,586
                                                                                    --------       --------
                                                                                    $ 18,328       $ 16,948
                                                                                    ========       ========



            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                  THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                                                  --------------------     -----------------------
                                                OCTOBER 2,    OCTOBER 3,     OCTOBER 2,   OCTOBER 3,
                                                  1999          1998           1999         1998
                                                ----------    ----------     ----------   ----------
Revenues:
   Restaurant sales                             $ 6,923       $ 6,506       $ 20,209       $ 18,912
   Franchise and area development fees               43            47             97             97
   Royalty fees                                     393           336          1,133            981
   Advertising fees                                 146           123            425            360
   Other                                            170            86            425            248
                                                -------       -------       --------       --------
        Total revenues                            7,675         7,098         22,289         20,598
                                                -------       -------       --------       --------

Expenses:
   Cost of restaurant sales                       2,349         2,126          6,921          6,113
   Restaurant operating expenses                  3,278         3,099          9,607          8,931
   General and administrative                       997           804          2,722          2,448
   Advertising                                      420           397          1,271          1,126
   Depreciation and amortization                    338           338            985            913
                                                -------       -------       --------       --------
        Total expenses                            7,382         6,764         21,506         19,531
                                                -------       -------       --------       --------
        Operating income                            293           334            783          1,067

Interest income                                       7             5             21             19
Interest expense                                   (142)         (124)          (415)          (334)
Other, net                                           (8)           (5)           (24)           (11)
                                                -------       -------       --------       --------
        Income before income taxes                  150           210            365            741
Income taxes                                         47            --            133             --
                                                -------       -------       --------       --------
        Net income                              $   103       $   210       $    232       $    741
                                                =======       =======       ========       ========

Income per share:

   Basic                                        $   .02       $   .05       $    .05       $    .16
                                                =======       =======       ========       ========
   Diluted                                      $   .02       $   .05       $    .05       $    .16
                                                =======       =======       ========       ========
Weighted average number of common shares
  and common equivalent shares outstanding
   Basic                                          4,612         4,590          4,606          4,513
                                                =======       =======       ========       ========
   Diluted                                        4,663         4,660          4,645          4,660
                                                =======       =======       ========       ========



           See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)


                                                                            THIRTY-NINE WEEKS ENDED
                                                                         -----------------------------
                                                                           OCTOBER 2,      OCTOBER 3,
                                                                              1999            1998
                                                                         -------------     -----------
Cash flows from operating activities:
   Net Income                                                            $   232             $   741
   Adjustments to reconcile net income to net cash provided
    (used) in operating activities
      Depreciation and amortization of property and equipment                907                 785
      Deferred income taxes                                                 (121)                  0
      Amortization of intangible assets                                       78                  79
      Amortization of preopening costs                                        --                  49
      Provision for losses on receivables                                    130                 144
      Gain on sales of assets                                                 (6)                 --
      (Increase) decrease in assets
        Receivables                                                         (220)                (28)
        Inventories                                                          (16)                (21)
        Prepaid expenses and other current assets                             85                 (92)
        Other assets                                                          (3)                (49)
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                               (116)               (467)
        Income taxes payable                                                  14                  --
        Other deferred income                                                741                  --
        Other deferred liabilities                                             4                  12
        Deferred franchise and area development fees                         143                  85
                                                                          ------              ------
           Net cash provided by operating activities                       1,852               1,238
                                                                          ------              ------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                                8                  --
   Additions to property and equipment                                    (2,487)             (3,704)
                                                                          ------              ------
        Net cash used in investing activities                             (2,479)             (3,704)
                                                                          ------              ------

Cash flows from financing activities:
   Issuance of stock                                                          23                  22
   Principal payments on long-term debt and capital leases                  (346)               (456)
   Proceeds from issuance of long-term debt                                  685               2,190
   Proceeds from exercise of stock options                                    --                  85
                                                                          ------              ------
        Net cash provided by financing activities                            362               1,841
                                                                          ------              ------
        Net (decrease) in cash and cash equivalents                         (265)               (625)
Cash and cash equivalents
   Beginning of period                                                       815               1,328
                                                                          ======              ======
   End of period$                                                            550             $   703
                                                                          ======              ======
Supplemental disclosure of cash flow information
   Income taxes paid                                                     $   240             $    --
                                                                          ======              ======
   Interest paid$                                                            415             $   210
                                                                          ======              ======


           See accompanying notes to unaudited financial statements

                            BACK YARD BURGERS, INC.
                    NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
Back Yard Burgers, Inc. owns and operates quick-service and fast-casual restaurants and is engaged in the sale of franchises and the collection of royalties based upon related franchise sales. The company grants franchise rights for the use of "Back Yard Burgers," "BYB" or "BY Burgers" trade names and other associated trademarks, signs, emblems, logos, slogans and service marks which have been or may be developed.
     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring accruals) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to Financial Statements for the year ended January 2, 1999 included in the company's 1998 Annual Report.
     The financial statements include the accounts of Back Yard Burgers, Inc. and its wholly-owned subsidiaries, Little Rock Back Yard Burgers, Inc., Atlanta Burgers BYB Corporation and BYB Properties, Inc., as well as the Back Yard Burgers National Advertising Fund. All significant intercompany transactions have been eliminated.
     The results of operations for the thirteen and thirty-nine week periods are not necessarily indicative of the results to be expected for the full year.
     The company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to December 31.

NOTE 2 - EARNINGS PER SHARE
The company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

NOTE 3 - DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES
Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At October 2, 1999, deferred franchise and area development fees include franchise and area development rights sold during the following years:

                         1999                 $219
                         1998                   76
               Previous Years                  102
                                               ---
                                              $397
                                               ===


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

                          FORWARD-LOOKING INFORMATION

         Certain information included herein may contain statements that are forward-looking, such as statements related to financial items and results, plans for future expansion and other business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition. Forward-looking statements made by the company are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the company. These risks and uncertainties include, but are not limited to, increased competition within the industry for customers, qualified labor and desirable locations, increased costs for beef, chicken or other food products and management decisions related to restaurant growth, financing, franchising and new product development, as well as items described under AManagement=s Discussion and Analysis of Financial Condition and Results of Operations@ below.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


INTRODUCTION
         As of October 2, 1999, the Back Yard Burgers system included 88 restaurants, of which 37 were company-operated and 51 were franchised. The company=s revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company's revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the company's historical operations and operating data for the periods indicated.

                                             THIRTY-NINE WEEKS ENDED
                                             -----------------------
                                            OCTOBER 2,    OCTOBER 3,
                                               1999          1998
                                             ---------    ----------
Revenues
   Restaurant sales                            90.7%       91.8%
   Franchise and area development fees           .4          .5
   Royalty fees                                 5.1         4.8
   Advertising fees                             1.9         1.7
   Other operating revenue                      1.9         1.2
                                              -----       -----
      Total revenue                           100.0%      100.0%
                                              =====       =====

                                                  THIRTY-NINE WEEKS ENDED
                                                 -------------------------
                                                 OCTOBER 2,     OCTOBER 3,
                                                    1999           1998
                                                 -----------    ----------
Costs and Expenses
   Cost of restaurant sales (1)                   34.3%             32.3%
   Restaurant operating expenses (1)              47.5              47.2
   General and administrative                     12.2              11.9
   Advertising                                     5.7               5.5
   Depreciation and amortization                   4.4               4.4
   Operating income                                3.5               5.2
   Interest income                                  .1                .1
   Interest expense                               (1.9)             (1.6)
   Other, net                                      (.1)              (.1)
   Income before income taxes                      1.6               3.6
   Income taxes                                    (.6)               --
   Net income                                      1.0               3.6


                                                  THIRTY-NINE WEEKS ENDED
                                                 -------------------------
                                                 OCTOBER 2,     OCTOBER 3,
                                                    1999           1998
                                                 -----------    ----------
                                                         ($000'S)
System-wide restaurant sales
   Company-operated                                 $20,209      $18,912
   Franchised                                        28,998       25,315
                                                    -------      -------
      Total                                         $49,207      $44,227
                                                    =======      =======

Average annual sales per restaurant open for a
 full year (2)
   Company-operated                                 $   772      $   788
   Franchised                                       $   757      $   743
    System-wide                                     $   763      $   763

Number of restaurants
 Company-operated                                        37           33
 Franchised                                              51           47
                                                    -------      -------
   Total                                                 88           80
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

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998.

     RESTAURANT SALES increased 6.4% to $6,923,000 during the thirteen weeks ended October 2, 1999 compared to $6,506,000 for the same 1998 period. This increase is primarily the result of the opening of four new company-operated stores since the year-earlier period. This increase was partially offset by a decrease in same-store sales of 0.9% for the thirteen weeks ended October 2, 1999. Company management believes that the decreases in same-store sales for the thirteen week period are the result of the cannibalization of some company-operated stores in the Memphis market.

     ROYALTY FEES increased 17.0% to $393,000 during the thirteen week period ended October 2, 1999 compared to $336,000 during the same period in 1998. The increase is due to an increase in franchised restaurant sales upon which the fees are based. Comparable same-store sales at franchised restaurants open for more than one year increased 2.9%, representing an increase in royalty fees of approximately $11,000. Six franchised restaurants were opened and two franchised restaurants were closed since October 3, 1998. This increase in net franchised restaurants open accounted for the remainder of the increase in royalty fees from the prior year.

     ADVERTISING FEES increased 18.7% to $146,000 for the thirteen weeks ended October 2, 1999 compared to $123,000 during the comparable period in 1998. The increase in advertising fees is due to the increase in franchised restaurant sales as noted above, upon which the fees are based.

     OTHER REVENUES increased 97.7% to $170,000 for the thirteen weeks ended October 2, 1999 compared to $86,000 during the year-earlier period. The increase is due to increases in supplier rebates as well as revenues generated from sub-contractor vending sales that began in March of 1999.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $2,349,000 for the thirteen weeks ended October 2, 1999 and $2,126,000 during the same period in 1998, increasing as a percentage of restaurant sales to 33.9% from 32.7%. This percentage increase is primarily the result of an increase in coupons and discounts, an 11.5% increase in the cost of beef as well as an increase in waste, consisting of prepared food items not sold due to product hold time requirements of the company and spoilage. The coupon and discount program resulted in an increase in cost of sales as a percentage of restaurant sales of 1.0%. These increases were partially offset by minor decreases in the cost of certain produce and dairy products.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $3,278,000 for the thirteen weeks ended October 2, 1999 from $3,099,000 in the year-earlier period. The percentage of restaurant sales for the thirteen weeks ended October 2, 1999 was 47.4%, compared to 47.6% for the year-earlier period. Labor costs as a percentage of sales increased by 0.3% over the year-earlier period. This increase was offset by decreases in repairs and maintenance costs and other miscellaneous operating costs incurred during the period.

     GENERAL AND ADMINISTRATIVE COSTS which increased to $997,000 for the thirteen weeks ended October 2, 1999 from $804,000 in the year-earlier period, increased as a percentage of total revenue for the thirteen weeks ended October 2, 1999 to 13.0% from 11.3% in the same period in 1998. $78,000 of the increase related to consulting expenditures for a strategic study of system operations and facility design. Preopening expenses also represented $42,000 of the increase. The remaining increase is primarily the result of increased spending in the areas of recruiting and training in efforts to attract quality employees as well as continuing efforts to enhance customer service.

     ADVERTISING EXPENSE which increased to $420,000 for the thirteen weeks ended October 2, 1999 from $397,000 in the same period in 1998, decreased as a percentage of total revenues to 5.5% from 5.6%. This is the result of an increase in the number of company-operated restaurants creating the need for additional local advertising as well as an increase in advertising fees, as described above, which are used for the development and production of marketing campaigns and collateral material.

     INTEREST EXPENSE increased 14.5% to $142,000 for the thirteen weeks ended October 2, 1999 from $124,000 in the year-earlier period. This is due to a net increase in long-term debt of $339,000, or 6.2%, since October 3, 1998.

     INCOME TAX EXPENSE was $47,000 for the thirteen weeks ended October 2, 1999 compared to zero in the year-earlier period. In recent profitable years, the company has been able to offset net income with previous net operating loss carryforwards. For the thirteen weeks ended October 2, 1999 the company had income tax expense based on the calculation of alternative minimum tax.

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTY-NINE WEEKS ENDED OCTOBER 2, 1999 AND OCTOBER 3, 1998.

     RESTAURANT SALES increased 6.9% to $20,209,000 during the thirty-nine weeks ended October 2, 1999 compared to $18,912,000 for the same 1998 period. The increase is due primarily to the opening of four new company-operated stores since the year-earlier period as well as a 1.2% increase in same store sales for the thirty-nine week period. Company management believes that the increases in same-store sales are the result of improved customer service, the retrofit of three double drive-thrus to dine-in facilities with single drive-thrus, and ongoing training and attention to improved customer service.

     ROYALTY FEES increased 15.5% to $1,133,000 during the thirty-nine week period ended October 2, 1999 compared to $981,000 during the same period in 1998. The increase is due to an increase in franchised restaurant sales upon which the fees are based. Comparable same-store sales at franchised restaurants open for more than one year increased 2.5%, representing an increase in royalty fees of approximately $26,000. Six franchised restaurants were opened and two franchised restaurants were closed since October 3, 1998. This increase in net franchised restaurants open accounted for the remainder of the increase in royalty fees from the prior year.

     ADVERTISING FEES increased 18.1% to $425,000 for the thirty-nine weeks ended October 2, 1999 compared to $360,000 during the comparable period in 1998. The increase in advertising fees is related to the increase in franchised restaurant sales as noted above, upon which the fees are based.

     OTHER REVENUES increased 71.4% to $425,000 for the thirteen weeks ended October 2, 1999 compared to $248,000 during the year-earlier period. The increase is due to increases in vendor rebates as well as revenues generated from sub-contractor vending sales which began in March of 1999.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $6,921,000 for the thirty-nine weeks ended October 2, 1999 and $6,113,000 during the same period in 1998, increasing as a percentage of restaurant sales to 34.3% from 32.3%. This percentage increase is primarily the result of an increase in coupons and discounts, increases in the cost of beef as well as an increase in waste, consisting of prepared food items not sold due to product hold time requirements of the company and spoilage. The coupon and discount program resulted in an increase in cost of sales as a percentage of restaurant sales of 1.6%. These increases were partially offset by minor decreases in the cost of certain produce and dairy products.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $9,607,000 for the thirty-nine weeks ended October 2, 1999 from $8,931,000 in the year-earlier period. The percentage of restaurant sales for the thirty-nine weeks ended October 2, 1999 was 47.5%, compared to 47.2% for the year-earlier period. Labor costs as a percentage of sales increased by 0.2% over the year-earlier period. The remainder of the increase was due to increases in repairs and maintenance costs and other miscellaneous operating costs incurred during the period.

     GENERAL AND ADMINISTRATIVE COSTS which increased to $2,722,000 for the thirty-nine weeks ended October 2, 1999 from $2,448,000 in the year-earlier period, increased as a percentage of total revenue for the thirty-nine weeks ended October 2, 1999 to 12.2% from 11.9% in the same period in 1998. $78,000 of the increase related to consulting expenditures for a strategic study of system operations and facility design. Preopening expenses also represented $81,000 of the increase. The remaining increase is primarily the result of increased spending in the areas of recruiting and training in efforts to attract quality employees as well as continuing efforts to enhance customer service.

     ADVERTISING EXPENSE which increased to $1,271,000 for the thirty-nine weeks ended October 2, 1999 from $1,126,000 in the same period in 1998, increased as a percentage of total revenues to 5.7% from 5.5%. This is the result of an increase in the number of company-operated restaurants creating the need for additional local advertising as well as an increase in advertising fees, as described above, which are used for the development and production of marketing campaigns and collateral material.

     INTEREST EXPENSE increased 24.3% to $415,000 for the thirty-nine weeks ended October 2, 1999 from $334,000 in the year-earlier period. This is due to a net increase in long-term debt of $339,000, or 6.2%, since October 3, 1998.

     INCOME TAX EXPENSE was $133,000 for the thirty-nine weeks ended October 2, 1999 compared to zero in the year-earlier period. In recent profitable years, the company has been able to offset net income with previous net operating loss carryforwards. For the thirty-nine weeks ended October 2, 1999 the company had income tax expense based on the calculation of alternative minimum tax.

IMPAIRMENT OF LONG-LIVED ASSETS
     The company reviews the carrying value of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired.
     Certain of the company's restaurants have been identified as underperforming and the company has initiated action plans to improve their underperforming status. Should these plans prove unsuccessful, some or all of these stores= assets may become impaired.

LIQUIDITY AND CAPITAL RESOURCES
     Capital expenditures totaled $2,487,000 for the thirty-nine weeks ended October 2, 1999 and $3,704,000 for the same period of 1998. Generally, the company constructs its restaurant buildings on leased properties for its company-operated restaurants. The average monthly lease cost for the 18 company-operated restaurants on leased sites at October 2, 1999 is approximately $3,150 per month. For the 10 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $4,750.
     Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $985,000 for the thirty-nine weeks ended October 2, 1999 and $913,000 for the year-earlier period. This increase is primarily the result of the addition of four company-operated restaurants and the conversion of two double drive-thru facilities to dine-in facilities with a single drive-thru since the year-earlier period.
     Cash provided by operations for the thirty-nine week period ended October 2, 1999 and October 3, 1998 was $1,852,000 and $1,238,000, respectively. Since
January 1, 1996, cash from operations and debt have been used for the addition of dining rooms to certain existing double drive-thru restaurants, new restaurants and equipment.
     As of October 2, 1999, the company had total long-term debt of $5,797,000 and unused lines of credit and loan commitments of potential additional borrowings of $1,834,000.
     On October 3, 1999, the company sold one of its company-operated stores to a shareholder at book value and this store will be operated as a franchised restaurant going forward.
     The company expects capital expenditures to be approximately $2,750,000 during 1999 and plans to fund additional expenditures through internally generated cash flow as well as the borrowing commitments secured in 1999 or before.

SEASONALITY AND INFLATION
     While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirty-nine weeks ended October 2, 1999. Increases in food, labor or other operating costs could adversely affect the company's operations should comparable menu price increases not be sustainable.

CONVERSION OF PREFERRED STOCK
     The company's preferred stockholders have the right to convert preferred stock to common stock. Such conversion began on July 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of October 2, 1999, only 19,763 shares have yet to be converted.

YEAR 2000
     The fact that many computers and other systems with embedded microchip processors were programmed to record only the last two digits of the year for all dates encountered gives rise to the year 2000 issue. On January 1, 2000, many date-sensitive calculations could potentially go awry, creating substantial negative ramifications throughout the business world.
     The company has reviewed its computer systems and software and has identified four major areas that are critical to the company with respect to the year 2000 issue: (1) communications hardware and software, (2) network hardware/software and accounting software, (3) point-of-sale terminals, and (4) key third parties.
     During 1998, the company upgraded its phone system with a system represented by the outside vendor to be year 2000 compliant . The company also has communication software in place with certain financial institutions and is in the process of confirming that such software is in fact year 2000 compliant. The company has completed a network and accounting software upgrade, which included the replacement of the existing network server as well as the replacement and enhancement of certain personal computers. The company's accounting software is supplied by an outside vendor, and the vendor has confirmed that the software installed upon upgrading the network is year 2000 compliant. The total cost of the software and hardware enhancements and upgrades necessary to become year 2000 compliant were approximately $30,000.
     All existing point-of-sale terminals used by the company and its franchisees have been represented by outside suppliers to be year 2000 compliant and all terminals currently being installed are also in compliance.
     One of the greatest risks of year 2000 exists within the supply chain of most businesses, and relates to year 2000 compliance by key third parties, including food product suppliers, energy providers and others. These parties are crucial to the continuing operations of the company. There is a certain amount of uncontrollable risk associated with third party year 2000 readiness. The company has attempted to gain assurance from key third parties, including all franchisees and suppliers, as to their year 2000 compliance efforts via written confirmation, and is currently unaware of any material problems with respect to their year 2000 readiness. However, the failure by the company to properly address its internal year 2000 issues or the inability of outside parties to supply goods and services necessary to produce and sell the company's products could have a material adverse impact on the results of operations, liquidity and the financial condition of the company. These problems could ultimately result in the cessation of material operations for an unknown period of time.
     The company believes it has achieved internal year 2000 readiness with respect to all material operations. The company will appropriately address any material concerns over third party readiness with qualified alternate suppliers as determined by the confirmation process, and will continue to monitor the year 2000 issue and take all appropriate actions through early 2000.

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

     During the thirty-nine weeks ended October 2, 1999, there were increases in the cost of beef. Management of the company expects the costs of beef and chicken to continue to rise in the future and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.
     Due to the competitive nature of the restaurant industry, site selection will become more difficult as an increasing number of businesses will be vying for locations with similar characteristics. This could result in higher occupancy costs for prime locations.
     Same-store sales increased 1.2% during the first thirty-nine week period of 1999. The company implemented a balanced marketing strategy focused on increasing guest awareness and increasing the frequency of guest visits. The company will continue this strategy in 1999, however, there are no assurances that the increases in same-store sales will continue.
     The future success of the company will be determined, to a great extent, by its ability to positively address these issues.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

                       None

PART II          OTHER INFORMATION

Item 1. Legal Proceedings

     The company is involved in litigation incidental to its business, including, but not necessarily limited to, claims alleging violations of the Civil Rights Act of 1964 and/or discrimination. Aside from the cost of defense, such litigation is not presently considered by management to be material to the financial condition or results of operations of the company.

Item 2. Changes in Securities and Use of Proceeds

               None

Item 3. Defaults Upon Senior Securities

               Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

               None

Item 5. Other Information None

Item 6. Exhibits and Reports on Form 8-K

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


                                       BACK YARD BURGERS, INC.


Date: November 15, 1999                By:/s/ Lattimore M. Michael
-----------------------                   -----------------------------
Lattimore M. Michael                      Chairman and Chief Executive Officer


Date: November 15, 1999                By:/s/ Michael G. Webb
-----------------------                   -----------------------------
                                           Michael G. Webb
                                           Chief Financial Officer