Form 10-K405
period 2000-01-01
BACK YARD BURGERS INC
filed 2000-03-31
CIK 901495

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of
    1934

                   FOR THE FISCAL YEAR ENDED JANUARY 1, 2000
                                       or
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 1-12104

                            BACK YARD BURGERS, INC.
                (Name of registrant as specified in its charter)

          DELAWARE                                            64-0737163
(State or other jurisdiction of                              (IRS employer
 incorporation or organization)                            identification no.)

1657 N. SHELBY OAKS DRIVE, SUITE 105
         MEMPHIS, TENNESSEE                                    38134-7401
(Address of principal executive offices)                       (Zip code)

                                 (901) 367-0888
                        (Registrant's telephone number)

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

                                                         Name of Each Market
    Title of Each Class                                    on Which Listed
Common Stock, $.01 par value                            Nasdaq SmallCap Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of common stock held by non-affiliates on March 1, 2000 was approximately $4,438,000.

         The number of shares outstanding of the registrant's common stock as of March 1, 2000 was 4,623,023.
================================================================================

         CERTAIN PORTIONS OF PART II ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED JANUARY 1, 2000 AND CERTAIN PORTIONS OF PART III ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT RELATING TO THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 18, 2000.
================================================================================

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         Back Yard Burgers operates and franchises quick-service and fast-casual restaurants in Memphis, Little Rock, Nashville and other markets across 16 states. Our restaurants specialize in charbroiled, freshly prepared, great tasting food. As our name implies, we strive to offer the same high-quality ingredients and special care typified by outdoor grilling in your own back yard. Our menu features made-to-order gourmet hamburgers and chicken sandwiches charbroiled over an open flame, fresh salads, chili and other special entrees as well as handdipped milkshakes, fresh-made lemonade and fresh-baked cobblers. As of January 1, 2000, our operations included 35 company-operated restaurants and 51 franchised restaurants.

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

OPERATING STRATEGY

         Our restaurants are designed to project a back yard theme that emphasizes charbroiled, freshly prepared, great tasting food, including gourmet hamburgers, chicken sandwiches and other gourmet items as customers would prepare in their own back yard. Our operating strategy includes:

         - offering a diverse menu of freshly prepared food items that are competitive with the everyday prices of the three largest hamburger chains;

         - utilizing restaurant designs featuring a single drive-thru concept integrated with an inviting indoor dining area, which projects a uniform image and creates pleasing curb appeal;

         - serving premium quality, great tasting food comparable to that of the best full-service casual restaurants;

         - providing fast and friendly service with emphasis on a positive customer experience; and

         - actively training, supervising and supporting franchised and company-operated restaurants.

GROWTH STRATEGY

         During 2000, we will continue to focus on increasing same-store sales by emphasizing quality food and service. Our growth strategy is to continue to:

         - set our restaurants apart from the fast-food competition by serving premium fast food and enhancing dine-in facilities, so the design and feel of the facilities will match the standards set by the quality of the food;

         - improve the work flow of existing units to improve productivity and throughput; and

         - develop additional franchised restaurants with a committed and enthusiastic group of franchisees.

RESTAURANT OPERATIONS

         RESTAURANT LOCATIONS. The following tables set forth the number of restaurants located in each market of the company's system at January 1, 2000.

         COMPANY-OPERATED:                           FRANCHISED:
         ----------------                            ----------

                                    Number of                                           Number of
         Core Markets              Restaurants       Core Markets                      Restaurants
         ------------              -----------       ------------                      -----------
         Memphis, TN Area              21            Kansas City, MO Area                  6
         Little Rock, AR Area           9            Fayetteville, NC Area                 3
         Nashville, TN Area             5            Jackson, MS Area                      3
                                       --            Knoxville, TN Area                    3
         Total                         35            Asheville, NC Area                    2
                                       ==            Marietta, GA Area                     2

                                                     Other Markets(1)
                                                     ----------------
                                                     Mississippi                           5
                                                     Tennessee                             5
                                                     Arkansas                              4
                                                     North Carolina                        3
                                                     Alabama                               2
                                                     Florida                               2
                                                     Kentucky                              2
                                                     Ohio                                  2
                                                     Illinois                              1
                                                     Kansas                                1
                                                     Louisiana                             1
                                                     Missouri                              1
                                                     Oklahoma                              1
                                                     South Carolina                        1
                                                     Texas                                 1
                                                                                          --
                                                         Total                            51
                                                                                          ==

---------------

         (1) The "Other Markets" portion of the table reflects the total number of restaurants located in such markets by state. Other markets for the restaurants range from small towns to large cities where franchisees have only one restaurant.

         The following table sets forth information as to the sales of both company-operated and franchised restaurants in operation for the periods indicated.

                            52-Week Period Ended      52-Week Period Ended
                              January 2, 1999         January 1, 2000 (a)
                            --------------------      --------------------
Company-operated                 $25,082,000               $26,480,000
Franchised                        34,482,000                38,639,000
                                 -----------               -----------
System-wide                      $59,564,000               $65,119,000
                                 ===========               ===========

         RESTAURANT OPENINGS AND CLOSINGS. The following table presents an activity summary of the company operated and franchised restaurants during the periods presented.

                                                     Year Ended
                                         ----------------------------------
                                         12/28       1/3      1/2      1/1
                                         -----      ----      ----     ----
                                          1996      1998      1999     2000
Restaurants (a)
Company-operated
  Open beginning of period                 32        34        32        33
  Opened during period                      3         1         3         5
  Converted to Franchise                    0         0         0        (1)
  Closed during period                     (1)       (3)       (2)       (2)
                                          ---       ---       ---       ---
  Open at end of period                    34        32        33        35
                                          ---       ---       ---       ---

Franchised
  Open beginning of period                 36        47        45        48
  Opened during period                     12         5         8         6
  Converted to Franchise                    0         0         0         1
  Closed during period                     (1)       (7)       (5)       (4)
                                          ---       ---       ---       ---
  Open at end of period                    47        45        48        51
                                          ---       ---       ---       ---
    Total Restaurants                      81        77        81        86
                                          ===       ===       ===       ===

---------------

         (a) Subsequent to January 1, 2000, (1) one franchised restaurant closed in Hope Mills, NC, and (2) one franchised restaurant opened in each of Southern Pines, NC, Austin, TX and Independence, MO.

         SITE SELECTION. The company believes that the location of a restaurant is critical to its success. Management inspects each potential restaurant site prior to final selection of the site. In evaluating particular sites, the company considers various criteria including traffic count, speed of traffic, convenient access, size and configuration, demographics and density of population, visibility and cost. The company also reviews potential competition and the sales and traffic counts of national and regional chain restaurants operating in the area. A majority of both company-operated and franchised restaurants are located on leased land.

         RESTAURANT DESIGN AND SERVICE. The restaurants are built to company-approved specifications in configurations including:

         -    single drive-thru with indoor dining; and

         -    double drive-thru without indoor dining.

         In limited circumstances, restaurants may be constructed via the conversion of buildings used previously by other concepts, including other restaurants. The restaurants range in size from 820 square feet to 3,400 square feet. The restaurants also include company-approved interior and exterior decor, equipment, fixtures, furnishings, signs, parking and site improvements. The restaurants have a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages.

         Prior to 1994, the company operated and franchised predominately double drive-thru restaurants without indoor dining. Since that time, the company has added a number of indoor dining facilities to its operations, including the retrofitting of many existing double drive-thru restaurants to include indoor dining. At January 1, 2000, the number of restaurants with indoor dining was 26 company-operated facilities and 37 franchised facilities.

          It is the company's objective to serve customers within 60 seconds of their arrival at the drive-thru window. Each restaurant has a computerized point-of-sale system which displays each individual item ordered on a monitor in front of the food and drink preparers. This enables the preparers to begin filling an order before the order is completed and totaled, and thereby increases the speed of service to the customer and the number of sales per hour. The restaurants are generally open from 12 to 15 hours per day, seven days a week, for lunch, dinner and late-night snacks and meals.

         SUPPLIES. The company and its franchisees purchase their food, beverages and supplies from company approved suppliers. All products must meet standards and specifications set by the company. Management constantly monitors the quality of the food, beverages and supplies provided to the restaurants. The company has been successful in negotiating price concessions from suppliers for bulk purchases of food and paper supplies used by the restaurants. The company believes that these arrangements have achieved cost savings, improved food quality and consistency and helped decrease volatility of food and supply costs for the restaurants. All essential food and beverage products are available or, upon short notice, could be made available from alternate qualified suppliers.

         MANAGEMENT AND EMPLOYEES. Each company-operated restaurant employs an average of approximately 25 employees, many of whom work part-time. The management staff of a typical restaurant operated by the company consists of a unit supervisor and two co-unit supervisors. Each company-operated restaurant unit supervisor reports directly to a district manager. The district managers are able to provide close, hands-on management of each company-operated restaurant since they have responsibility for only five to eight restaurants. Each district manager reports directly to a director of operations.

         SUPERVISION AND TRAINING. The company believes that training and personnel development is crucial to its success. The company's training program is an intensive four week program consisting of both in-store and classroom training. The in-store training stresses food quality, fast, friendly customer service, restaurant cleanliness, and proper management operations of a quick service restaurant. The classroom training consists of such topics as food safety and sanitation, employment laws and regulations, interviewing and hiring of employees, and systems to control both food and labor costs. Prior to opening, each restaurant must have a minimum of three trained and certified managers that have successfully completed the company training program.

         For new store openings, the company sends a store opening team for each new restaurant opening. The team arrives prior to the opening and stays during the first several days of operation. The primary function of the store opening team is to ensure a smooth and successful new store opening by assisting the franchisee's management staff in the training and development of their employees.

         The company has a staff of three franchise district managers that visit each restaurant in their territory every eight to ten weeks. Franchise district managers act as business consultants to franchisees to ensure that each restaurant is providing quality products and fast, friendly service. The franchise district manager acts as the communication link between the company and each franchisee. In addition, the district manager assists in developing business and marketing plans, as well as assisting in the training and development of the franchisee's staff. Presently, the company has one franchise district manager for each 18 restaurants. That ratio will increase as existing franchisees develop new stores within existing territories. Franchise district managers are compensated on a fixed salary basis.

         ADVERTISING AND PROMOTION. Marketing promotions are planned by the company's national marketing committee made up of four company employees and four franchisees, two chosen by the company's franchise association and two chosen by the company and certain of its executive officers. Production of some marketing materials is paid for through a national advertising fund, which collects 1% of taxable sales from each franchisee and company-operated restaurant. Of that 1%, 50% goes toward the creation of marketing tools such as advertising copy for use on local radio and television, ad slicks, four-color art, design and other collateral pieces and marketing expenses and 50% goes toward testing new products and systems, market research, improvements in operation methods and techniques or for other such purposes that the company deems to be in the interest of improving operations and earnings of restaurants.

         Franchisees are required to participate in the seasonal promotions, which are supported by television, radio, newspaper, banners, point-of-purchase materials and other local store marketing activities. The company's marketing manual outlines advertising and public relations promotions as well as new store opening information, grand opening information, trade area surveys and describes how to write a marketing plan and budget for the franchisee's area. Marketing is supported by a staff consisting of a marketing director and marketing managers who coordinate plans and implementation with a national advertising agency. Approved suppliers are set up to facilitate such things as uniforms and collateral materials.

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

         AREA DEVELOPMENT AND FRANCHISE AGREEMENTS. Except in those instances where a franchisee operates a single restaurant under a single franchise agreement, each franchisee also is required to execute an area development agreement. The area development agreement grants to the franchisee the right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic territory and thereafter to operate each restaurant in accordance with the terms and conditions of the franchise agreement. The franchise agreement grants an exclusive license at a specified location to operate a restaurant in accordance with the Back Yard Burgers system and to utilize the company's trademarks, service marks and other rights of the company relating to the sale of its menu items. The term of a franchise agreement is 10 years, renewable for successive five year periods, if certain conditions pertaining to such renewal are met, including the payment of a $1,000 renewal fee.

         Each area development agreement establishes the number of restaurants the franchisee is to construct and open in the territory during the term of the area development agreement after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee's development schedule for the restaurants is set forth in the area development agreement. As of January 1, 2000, the company had entered into franchise agreements and area development agreements with certain franchisees which require them to open or have under construction a minimum of 49 restaurants by the end of December 31, 2004. Of the 51 franchised restaurants as of January 1, 2000, 29 were being operated under area development agreements by multiple unit franchisees and 22 were being operated under single franchise agreements by single unit franchisees. The company may revoke an area development agreement of any franchisee who is unsuccessful in meeting its projected development schedule. During the past three years, the company has exercised its right to terminate nine area development agreements, three of which were during 1999, for lack of performance by multiple unit franchisees with respect to their projected development schedules. Additionally, during the past three years, two franchise agreements were terminated because of a lack of performance by single unit franchisees with respect to certain franchise agreement requirements. The company believes that its overall experience with franchisees who commit to develop restaurants under franchise agreements and area development agreements has been favorable, although there can be no assurance that future performance by franchisees under these agreements will be successful.

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

         FRANCHISE FEES AND ROYALTIES. Under the current franchise agreement, each franchisee is generally required to pay a franchise fee of $25,000. If a franchisee purchases an area pursuant to an area development agreement, the franchisee must pay $25,000 for the first restaurant and agree to pay a franchise fee of $22,000 for each additional restaurant covered under the agreement. With respect to the area development agreement, the amount of the fee varies depending upon the number of restaurants the company estimates can be developed within the territory. Upon signing the area development agreement, the franchisee will pay to the company a franchise fee of $25,000 for the first restaurant, plus a $5,000 (per restaurant) area development fee (to be credited toward the subsequent $22,000 franchise fees(s)) for subsequent restaurants covered under the area development agreement. For example, for a franchisee whose area development agreement requires the development of five restaurants, the franchise fee will be $25,000 for the first restaurant, and $17,000 ($22,000 less $5,000) for each of the next four restaurants for an aggregate total of $113,000. Each franchisee is also generally required to pay the company a weekly royalty of 4% of the restaurant's taxable sales and to pay 1% of the restaurant's weekly taxable sales to the company's national advertising fund. Each restaurant is required to spend not less than 2% of the restaurant's taxable sales on local store marketing.

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

GOVERNMENT REGULATIONS

         The company is subject to Federal Trade Commission regulation and several state laws which regulate the offer and sale of franchises. The company is also subject to state laws that regulate substantive aspects of the franchisor - franchisee relationship. The FTC's Trade Regulation Rule on Franchising requires the company to furnish to prospective franchisees a franchise offering circular containing information prescribed by this rule.

         State laws that regulate the offer and sale of franchises and the franchisor - franchisee relationship presently exist in a substantial number of states. Such laws generally require registration of the franchise offering with state authorities and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination against franchisees in charges, royalties or fees. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring "good cause" to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a repurchase of inventory or other compensation, these provisions have not had a significant effect on the company's franchise operations. The company is not aware of any pending franchise legislation which in its view is likely to affect significantly the operations of the company. The company believes that its operations comply in all material respects with rules and the applicable state franchise laws.

         Each company-operated and franchised restaurant is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safety, fire, building and other agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. The company is subject to federal and state environmental regulations, but these regulations have not had a material effect on the company's operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent the development of a new restaurant in a particular area.

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

EMPLOYEES

         As of March 1, 2000, the company employed approximately 1,000 persons in its restaurant operations, 29 of whom are corporate personnel, 110 of whom are restaurant management and supervisory personnel and the remainder of whom are hourly restaurant personnel. Of the 29 corporate employees, 8 are in management positions and 21 are administrative or office employees.

ITEM 2.           PROPERTIES

         Of the 35 company-operated restaurants as of January 1, 2000, the company has entered into ground leases, as lessee, for 26 restaurants. The company owns the real property for 8 restaurants. The company's leases are generally written for a term of five to 15 years with one or more five-year renewal options. The company's average monthly lease cost for the 15 company-operated restaurants located on leased sites is approximately $3,231 per month. For the 11 restaurants where the company leases the building as well as the site, the average monthly cost is approximately $4,401 per month. Most leases are treated as operating leases. Leasehold improvements made by the company generally become the property of the landlord upon expiration or earlier termination of the lease; however, in most instances, if the company is not in default under the lease, modular buildings remain the property of the company and can be removed from the site upon expiration of the ground lease. With respect to the buildings and equipment relating to the 35 company-operated restaurants, management believes that its commercial insurance coverage is adequate. Also see "Business-Restaurant Operations."

         The company's executive offices are located in approximately 7,500 square feet of leased space at 1657 N. Shelby Oaks Drive, Suite 105, Memphis, Tennessee 38134. The company's lease expires February 28, 2007 and provides for a minimum annual rent of $80,025. Also, BYB Properties, Inc., a wholly-owned subsidiary of the company, leases nominal office space at 103 Faulk Road, Suite 200, Wilmington, Delaware 19803. This lease expires on August 31, 2003, and provides for annual rent of $3,850.

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

                  Quarter Ended                                     High           Low
                  -------------                                     -----         -----
                  March 29, 1997.....................               $2.25         $1.75
                  June 28, 1997......................               $2.00         $1.63
                  September 27, 1997.................               $2.00         $1.75
                  January 3, 1998....................               $3.63         $1.94

                  April 3, 1998......................               $3.63         $2.25
                  July 4, 1998.......................               $3.63         $2.63
                  October 3, 1998....................               $2.81         $2.25
                  January 2, 1999....................               $2.38         $1.88

                  April 3, 1999......................               $2.44         $1.50
                  July 3, 1999.......................               $2.00         $1.56
                  October 2, 1999....................               $2.50         $1.75
                  January 1, 2000....................               $2.00         $1.44

                  Through March 24, 2000.............               $1.59         $1.25

         At March 24, 2000, the common stock was held of record by approximately 530 record stockholders. On March 24, 2000, the last sale price for the common stock as reported by Nasdaq was $1.25 per share.

         The company has not paid or declared cash distributions or dividends and does not intend to pay cash dividends on the common stock or its preferred stock in the foreseeable future. Future cash dividends, if any, will be determined by the board of directors based on the company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.           SELECTED FINANCIAL DATA

         Incorporated herein by reference from portions of the company's annual report to the stockholders for the year ended January 1, 2000, filed as Exhibit 13 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference from the company's annual report to the stockholders for the year ended January 1, 2000, filed as Exhibit 13 to this Form 10-K.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated herein by reference from the company's annual report to the stockholders for the year ended January 1, 2000, filed as Exhibit 13 to this Form 10-K.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated herein by reference from the company's annual report to the stockholders for the year ended January 1, 2000, filed as Exhibit 13 to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No items are reportable hereunder.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information required herein is incorporated by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 18, 2000, to be filed pursuant to Regulation 14A. Set forth below is certain information regarding the company's directors and executive officers.


NAME                            AGE     POSITION
----                            ---     --------
Lattimore M. Michael             56     Chairman of the Board and Chief Executive Officer
Michael W. Myers                 41     Chief Operating Officer
William N. Griffith              37     Executive Vice President, Sec./Treasurer and Director
Michael G. Webb                  31     Chief Financial Officer
W. Kurt Henke                    41     Director
Stephen J. King                  48     Director
Jim L. Peterson                  64     Director
William B. Raiford, III          39     Director
Joseph L. Weiss                  40     Director

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

         Mr. Webb has been chief financial officer since March 1999. From 1995 to 1999, he was the controller for Shepherd Tissue, Inc. From 1993 to 1995, he was a senior financial analyst for The Promus Companies. Prior to 1993, Mr. Webb was an auditor for KPMG Peat Marwick.

         Mr. Myers has been chief operating officer since August 1999. From 1995 to 1999, he was a regional vice president for Whataburger, Inc.

         Mr. Henke has been a director since 1993. He has been an attorney with Henke, Heaton & Bufkin since 1992.

         Mr. King has been a director since 1995 and served as chief financial officer of the company from 1993 until his resignation as of March 19, 1999. Such resignation was on good terms and Mr. King continues to serve the company as an outside consultant and director.

         Mr. Peterson is currently the president and chief executive officer of Hospitality Solutions, Inc. From 1994 to 1999, he was president and chief executive officer of Bojangles' Restaurants, Inc. Prior to joining Bojangles, he was president and chief executive officer for Whataburger, Inc. for 20 years.

         Mr. Raiford has been a director since 1993. He has been an attorney with Merkel & Cocke, P.A. since 1989.

         Mr. Weiss is currently president of A. Weiss Company, a franchisee of the company. He was president and chief operating officer of the company from 1993 to 1999. He has been a director since 1989.

ITEM 11.          EXECUTIVE COMPENSATION

         Incorporated herein by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 18, 2000, to be filed pursuant to Regulation 14A.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 18, 2000, to be filed pursuant to Regulation 14A.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 18, 2000, to be filed pursuant to Regulation 14A.

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
8-K

(a)(1)   Consolidated Financial Statements

         The following consolidated financial statements, notes related thereto and report of independent auditors are referenced in Item 8 of this Form 10-K and are incorporated herein by reference from the company's annual report to the stockholders for the year ended January 1, 2000, filed as Exhibit 13 to this Form 10-K:

         - Consolidated Balance Sheets for the years ended January 1, 2000 and January 2, 1999

         - Consolidated Statements of Operations for the years ended January 1, 2000, January 2, 1999 and January 3, 1998

         - Consolidated Statements of Changes in Stockholders' Equity for the years ended January 1, 2000, January 2, 1999 and January 3, 1998

         - Consolidated Statements of Cash Flows for the years ended January 1, 2000, January 2, 1999 and January 3, 1998

         -        Notes to Consolidated Financial Statements

         -        Report of Independent Accountants

(a)(2)   Consolidated Financial Statement Schedules:

         All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3)   Exhibits


Exhibit
Number                     Description
-------                    -----------
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

  10.11                    Line of Credit Commitment by and between Trust One Bank and Back Yard Burgers,
                           Inc. dated December 20, 1995.(6)

  10.12                    Loan commitment by and between Phoenix Leasing Incorporated and Back Yard
                           Burgers, Inc. dated October 4, 1996.(7)

  10.13                    Loan commitment by and between Trust One Bank and Back Yard Burgers, Inc. dated
                           January 23, 1997.(7)

  10.14                    Capital Contribution Agreement between Back Yard Burgers, Inc. and BYB Properties,
                           Inc. dated October 10, 1997.(8)


  10.15                    Trademark Assignment by Back Yard Burgers, Inc. to BYB Properties, Inc. dated
                           October 10, 1997.(8)

  10.16                    Trademark License Agreement between BYB Properties, Inc. and Back Yard Burgers,
                           Inc. dated October 10, 1997.(8)

  10.17                    Revolving Loan Agreement regarding Uncommitted Line of Credit Agreement from
                           BYB Properties, Inc. to Back Yard Burgers, Inc. dated October 10, 1997.(8)

  10.18                    Promissory Note by and between BYB Properties, Inc. and Back Yard Burgers, Inc.
                           dated October 10, 1997.(8)

  10.19                    Tax Sharing Agreement between BYB Properties, Inc. and Back Yard Burgers, Inc.
                           dated October 10, 1997.(8)

  10.20                    Loan Agreement by and between Trust One Bank and Back Yard Burgers, Inc. dated
                           December 15, 1997.(8)

  10.21                    Promissory Note by and between Trust One Bank and Back Yard Burgers, Inc. dated
                           December 15, 1997.(8)

  10.22                    Business Loan Agreement by and between Cavalry Banking and Back Yard Burgers,
                           Inc., dated January 26, 1998.(9)

  10.23                    Promissory Note by and between Cavalry Banking and Back Yard Burgers, Inc., dated
                           January 26, 1998.(9)

  10.24                    Loan Agreement by and between Trust One Bank and Back Yard Burgers, Inc., dated
                           February 4, 1998.(9)

  10.25                    Promissory Note by and between Trust One Bank and Back Yard Burgers, Inc., dated
                           February 4, 1998.(9)

  10.26                    Promissory Note by and between Trust One Bank and Back Yard Burgers, Inc., dated
                           February 4, 1998.(9)

  10.27                    Promissory Note by and between Eagle Bank & Trust Company and Back Yard Burgers,
                           Inc., dated March 18, 1998.(9)

  10.28                    Promissory Note by and between Bank of Mississippi and Back Yard Burgers, Inc., dated
                           April 20, 1998.(10)

  10.29                    Form of Joint Venture Agreement of Lester's Back Yard Burgers Joint Venture IV by
                           and among William L. Lester, Pattie F. Lester, Alexandra B. Litow, Andrew R. Litow
                           and Back Yard Burgers, Inc., dated August 28, 1998.(11)

  10.30                    Promissory Note by and between the Bank of Mississippi and Back Yard Burgers, Inc.
                           dated October 27, 1998.(12)

  10.31                    Promissory Note by and between the Bank of Mississippi and Back Yard Burgers, Inc.
                           dated November 10, 1998.(12)

  10.32                    Lease agreement by and between Amplicon, Inc. and Back Yard Burgers, Inc. dated
                           May 6, 1999.(13)


 10.33*                    Lease agreement by and between Belz Devco, L.P. and Back Yard Burgers, Inc. dated
                           November 12, 1999.

 11*                       Statement re: Computation of Net Income per Share.

 13*                       Registrant's annual report to stockholders for the 52-week period ended January 1, 2000.
                           Portions of the annual report not specifically incorporated by reference herein are not deemed to be filed herewith.

 21*                       Subsidiaries of the Registrant.

 27                        Financial Data Schedule.(14)

(b)      Reports on Form 8-K

         None

(c)      Exhibits

         The exhibits to this report are listed in Item 14(a)(3) above.

(d)      Financial Statement Schedule

         Not applicable

--------------

* Filed herewith.

(1) Previously filed with the Securities and Exchange Commission (the "Commission") as an Exhibit to the Registrant's Form SB-2 on April 20, 1993 (File No. 33-61356).

(2) Previously filed with the Commission as an Exhibit to the Registrant's Amendment No. 2 to Form SB-2 on June 25, 1993 (File No. 33-61356).

(3) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-K, dated January 1, 1994 and filed on March 30, 1994.

(4) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-K, dated December 31, 1994 and filed on March 31, 1995.

(5) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-QSB, dated September 30, 1995 and filed on November 14, 1995.

(6) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-K, dated December 30, 1995 and filed on March 29, 1996.

(7) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-K, dated December 28, 1996 and filed on March 28, 1997.

(8) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-K, dated January 3, 1998 and filed on April 3, 1998.

(9) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-QSB dated April 4, 1998 and filed on May 19, 1998.

(10) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-QSB dated July 4, 1998 and filed on August 14, 1998.

(11) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-QSB dated October 3, 1998 and filed on November 17, 1998.

(12) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-KSB dated January 2, 1999 and filed on April 2, 1999.

(13) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-Q dated July 3, 1999 and filed on August 17, 1999.

(14) Submitted electronically to the Securities and Exchange Commission for information only and not filed.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 BACK YARD BURGERS, INC.


                           By:    /s/ Lattimore M. Michael
                                 -------------------------------------------
                                 Lattimore M. Michael, Chairman
                                 and Chief Executive Officer

                           Date: March 30, 2000

       Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                            Title                                     Date
---------                                            -----                                     ----
 /s/ Lattimore M. Michael                            Chairman of the Board and
----------------------------------------             Chief Executive Officer
Lattimore M. Michael                                                                           March 30, 2000


 /s/ William N. Griffith                             Executive Vice President and Director     March 30, 2000
----------------------------------------
William N. Griffith


 /s/ Michael G. Webb                                 Chief Financial Officer                   March 30, 2000
----------------------------------------
Michael G. Webb


----------------------------------------             Director                                  March __, 2000
W. Kurt Henke


 /s/ Stephen J. King                                 Director                                  March 30, 2000
----------------------------------------
Stephen J. King


----------------------------------------             Director                                  March __, 2000
Jim Peterson


 /s/ William B. Raiford, III                         Director                                  March 30, 2000
---------------------------------------
William B. Raiford, III


 /s/ Joseph L. Weiss                                 Director                                  March 30, 2000
---------------------------------------
Joseph L. Weiss