Form 10-Q
period 2000-04-01
BACK YARD BURGERS INC
filed 2000-05-16
CIK 901495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                         Commission file number 1-12104

                             BACK YARD BURGERS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                 64-0737163
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                   Identification No.)

           1657 SHELBY OAKS DR. N. STE. 105, MEMPHIS, TENNESSEE 38134
                    (Address of principal executive offices)

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

                    Outstanding at April 27, 2000 - 4,623,023

                             BACK YARD BURGERS, INC.

                                      INDEX


                                                                                                                 Page No.


Part I - Financial Information

Item 1 - Unaudited Consolidated Financial Statements:

                  Balance Sheet as of April 1, 2000 and January 1, 2000                                              3

                  Statement of Income for the Thirteen Weeks Ended
                   April 1, 2000 and April 3, 1999                                                                   4

                  Statement of Cash Flows for the Thirteen Weeks Ended
                   April 1, 2000 and April 3, 1999                                                                   5

                  Notes to Unaudited Financial Statements                                                            6

Item 2 - Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                                             7-11

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                 11

Part II - Other Information

Item 1 - Legal Proceedings                                                                                          12

Item 2 - Changes in Securities and Use of Proceeds                                                                  12

Item 3 - Defaults Upon Senior Securities                                                                            12

Item 4 - Submission of Matters to a Vote of Security Holders                                                        12

Item 5 - Other Information                                                                                          12

Item 6 - Exhibits and Reports on Form 8-K                                                                           12


Signatures                                                                                                          13


BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)


                                                                                            APRIL 1,          JANUARY 1,
                                                                                              2000               2000
                                                                                            --------          ----------

ASSETS

Cash and cash equivalents                                                                   $  1,333           $  1,697
Receivables, net                                                                                 294                284
Inventories                                                                                      189                177
Current deferred tax asset                                                                        65                 65
Prepaid expenses and other current assets                                                        106                 79
                                                                                            --------           --------
   Total current assets                                                                        1,987              2,302

Property and equipment, at depreciated cost                                                   13,122             13,211
Intangible assets                                                                              1,177              1,204
Noncurrent deferred tax asset                                                                  1,020              1,020
Note receivable                                                                                  469                350
Other assets                                                                                     240                253
                                                                                            --------           --------
                                                                                            $ 18,015           $ 18,340
                                                                                            --------           --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                            $    619           $    744
Accrued expenses                                                                                 993                901
Reserve for closed stores                                                                        260                270
Income taxes payable                                                                               9                 89
Current installments of long-term debt                                                           710                489
                                                                                            --------           --------
   Total current liabilities                                                                   2,591              2,493

Long-term debt, less current installments                                                      5,224              5,689
Deferred franchise and area development fees                                                     430                392
Other deferred income                                                                            568                633
Other deferred liabilities                                                                        72                 75
                                                                                            --------           --------
   Total liabilities                                                                           8,885              9,282
                                                                                            --------           --------

Commitments and contingencies                                                                     --                 --

Stockholders' equity

   Preferred stock, $.01 par value, 2,000,000 shares authorized; 19,763 shares
     issued and outstanding at April 1, 2000 (19,763 at January 1, 2000)                          --                 --
   Common stock, $.01 par value, 12,000,000 shares authorized;
      4,623,023 shares issued and outstanding at April 1, 2000
      (4,618,377 at January 1, 2000)                                                              46                 46
   Paid-in capital                                                                            10,135             10,128
   Deficit                                                                                    (1,051)            (1,116)
                                                                                            --------           --------
        Total stockholders' equity                                                             9,130              9,058
                                                                                            --------           --------
        Total liabilities and stockholders' equity                                          $ 18,015           $ 18,340
                                                                                            --------           --------

            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     THIRTEEN WEEKS ENDED
                                                  -------------------------
                                                  APRIL 1,         APRIL 3,
                                                    2000             1999
                                                  --------         --------
Revenues:
   Restaurant sales                               $ 5,877           $ 6,175
   Franchise and area development fees                 43                54
   Royalty fees                                       385               342
   Advertising fees                                   110               143
   Other                                              159               137
                                                  -------           -------
      Total revenues                                6,574             6,851
                                                  -------           -------

Expenses:
   Cost of restaurant sales                         1,955             2,119
   Restaurant operating expenses                    3,072             2,976
   General and administrative                         804               825
   Advertising                                        327               412
   Depreciation and amortization                      320               325
                                                  -------           -------
        Total expenses                              6,478             6,657
                                                  -------           -------
        Operating income                               96               194

Interest income                                         7                 7
Interest expense                                     (128)             (129)
Other, net                                            121                (2)
                                                  -------           -------
        Income before income taxes                $    96           $    70
Income taxes                                           31                28
                                                  -------           -------
   Net income                                     $    65           $    42
                                                  -------           -------

Income per share:
        Basic                                     $   .01           $   .01
                                                  -------           -------
        Diluted                                   $   .01           $   .01
                                                  -------           -------

Weighted average number of common shares and common equivalent shares outstanding

        Basic                                       4,621             4,600
                                                  -------           -------

        Diluted                                     4,641             4,635
                                                  -------           -------

            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)



                                                                         THIRTEEN WEEKS ENDED
                                                                       -------------------------
                                                                       APRIL 1,         APRIL 3,
                                                                         2000             1999
                                                                       --------         --------
Cash flows from operating activities:
   Net Income                                                          $    65           $  42
   Adjustments to reconcile net income to net cash provided
    (used) in operating activities
      Depreciation and amortization of property and equipment              291             285
      Deferred income taxes                                                 --              15
      Amortization of intangible assets                                     29              26
      Provision for losses on receivables                                   36              44
      Gain on sales of assets                                             (131)             (5)
      (Increase) decrease in assets
        Receivables                                                        (46)            (27)
        Inventories                                                        (12)            (12)
        Prepaid expenses and other current assets                          (27)            (33)
        Other assets                                                        11              (7)
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                              (33)           (139)
        Reserve for closed stores                                          (10)             (8)
        Income taxes payable                                               (80)           (136)
        Other deferred income                                              (65)             --
        Other deferred liabilities                                          (3)             --
        Deferred franchise and area development fees                        38              10
                                                                       -------           -----
           Net cash provided by operating activities                        63              55
                                                                       -------           -----

Cash flows from investing activities:
   Proceeds from sale of property and equipment                             31               5
   Additions to property and equipment                                    (221)           (400)
                                                                       -------           -----
        Net cash used in investing activities                             (190)           (395)
                                                                       -------           -----
Cash flows from financing activities:
   Issuance of stock                                                         7               9
   Principal payments on long-term debt and capital leases                (244)           (263)
   Proceeds from issuance of long-term debt                                 --             177
                                                                       -------           -----
        Net cash used in financing activities                             (237)            (77)
                                                                       -------           -----
        Net decrease in cash and cash equivalents                         (364)           (417)

Cash and cash equivalents
   Beginning of period                                                   1,697             815
                                                                       -------           -----
   End of period                                                       $ 1,333           $ 398
                                                                       -------           -----

Supplemental disclosure of cash flow information
   Income taxes paid                                                   $   111           $ 150
                                                                       -------           -----
   Interest paid                                                       $   163           $ 129
                                                                       -------           -----
Noncash operating activities
   Property and equipment sold for a note receivable                   $   119           $   0
                                                                       -------           -----

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

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to Financial Statements for the year ended January 1, 2000 included in the company's 1999 Annual Report.

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

NOTE 3 - DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At April 1, 2000, deferred fees include franchise and area development rights sold during the following years:

                  2000                         $         81
                  1999                                  203
                  Previous years                        146
                                               ------------
                                               $        430
                                               ------------

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

         The company purchased the operating businesses, including personal property, of Back Yard Burgers stores located in Jackson, Tennessee, Tupelo, Mississippi, and Jonesboro, Arkansas, from a franchisee, KEA Foods, effective May 7, 2000. The acquisition will be accounted for as an asset purchase, and the company will finance the purchase with a combination of existing cash on hand and a short-term note payable to the seller. No real property was purchased by the company.

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

         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         As of April 1, 2000, the Back Yard Burgers system included 87 restaurants, of which 34 were company-operated and 53 were franchised. The company's revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company's revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the company's historical operations and operating data for the periods indicated.


                                                    THIRTEEN WEEKS ENDED
                                                  -------------------------
                                                  APRIL 1,         APRIL 3,
                                                    2000             1999
                                                  --------         --------

Revenues
    Restaurant sales                                 89.4%            90.1%
    Franchise and area development fees                .6               .8
    Royalty fees                                      5.9              5.0
    Advertising fees                                  1.7              2.1
    Other operating revenue                           2.4              2.0
                                                   ------           ------
    Total revenue                                   100.0%           100.0%
                                                   ------           ------



                                                 THIRTEEN WEEKS ENDED
                                               ------------------------
                                               APRIL 1,        APRIL 3,
                                                 2000            1999
                                               --------        --------
Costs and Expenses
    Cost of restaurant sales(1)                  33.3%           34.3%
    Restaurant operating expenses(1)             52.3            48.2
    General and administrative                   12.2            12.0
    Advertising                                   5.0             6.0
    Depreciation and amortization                 4.9             4.7
    Operating income                              1.5             2.8
    Interest income                                .1              .1
    Interest expense                             (1.9)           (1.9)
    Other, net                                    1.8              --
    Income before income taxes                    1.5             1.0
    Income taxes(2)                             (32.3)          (40.0)
    Net income                                    1.0              .6




                                                          THIRTEEN WEEKS ENDED
                                                        APRIL 1,        APRIL 3,
                                                          2000            1999
                                                        --------        --------
                                                                ($000'S)
System-wide restaurant sales
    Company-operated                                    $ 5,877          $ 6,175
    Franchised                                            9,770            8,856
                                                        -------          -------
        Total                                           $15,647          $15,031
                                                        -------          -------

Average annual sales per restaurant open for a
Full year(3)
    Company-operated                                    $   749          $   783
    Franchised                                          $   787          $   764
    System-wide                                         $   771          $   771

Number of restaurants
    Company-operated                                         34               35
    Franchised                                               53               49
                                                        -------          -------
        Total                                                87               84
                                                        -------          -------


(1)      As a percentage of restaurant sales.

(2)      As a percentage of income before taxes.

(3) Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED APRIL 1, 2000 AND APRIL 3, 1999.

     RESTAURANT SALES decreased 4.8% to $5,877,000 during the thirteen weeks ended April 1, 2000, compared to $6,175,000 for the same 1999 period. This decrease is primarily the result of a decrease in same-store sales at restaurants open for more than one year of 8.2%. This decrease is offset by the company operating 35 stores for virtually the entire quarter during 2000, versus operating 33 stores during the first quarter of 1999 with 2 additional stores opening during the last half of March 1999. One company-operated store was closed at the end of the first quarter of 2000.

     FRANCHISE AND AREA DEVELOPMENT FEES decreased 20.4% to $43,000 for the thirteen weeks ended April 1, 2000, from $54,000 in the year-earlier period due to the recognition of income of $10,000 during the prior year relating to the expiration of area development agreements.

     ROYALTY FEES increased 12.6% to $385,000 during the thirteen week period ended April 1, 2000, compared to $342,000 during the same period in 1999. The increase is due to a net increase of four franchised stores since the prior year. This increase was partially offset by a 2.9% decrease in same-store sales at franchised restaurants compared with the prior year period.

     ADVERTISING FEES decreased 23.1% to $110,000 for the thirteen weeks ended April 1, 2000, compared to $143,000 during the comparable period in 1999. The decrease is primarily due to a change in the number of franchisee direct mail program participants from forty in the first quarter of 1999 to twelve in the first quarter of 2000.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $1,955,000 for the thirteen weeks ended April 1, 2000, and $2,119,000 during the same period in 1999, decreasing as a percentage of restaurant sales to 33.3% from 34.3%. This decrease as a percentage of sales is primarily the result of a decrease in coupons and discounts as well as a decrease in waste, consisting of prepared food items not sold due to product hold time requirements of the company and spoilage.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $3,072,000 for the thirteen weeks ended April 1, 2000, from $2,976,000 in the same prior year period, increasing as a percentage of restaurant sales to 52.3%, from 48.2% for the year-earlier period. A portion of this increase as a percentage of sales was due to the decrease in same-store sales for the quarter given the fixed or semi-variable nature of some operating expenses; however, management also made a conscious effort during the quarter to increase staffing at certain locations as well as increase maintenance spending to improve the physical condition and appearance of our restaurants. These steps were taken to improve customer service and enhance the overall guest experience. Labor costs as a percentage of sales increased by 2.8% over the year-earlier period. Increases in maintenance costs and property taxes, as well as comparable spending on other costs of a fixed and semi-variable nature, such as rent, utilities and insurance accounted for the remaining 1.3% increase.

     GENERAL AND ADMINISTRATIVE COSTS which decreased to $804,000 for the thirteen weeks ended April 1, 2000 from $825,000 in the same year earlier period, increased as a percentage of total revenue for the thirteen weeks ended April 1, 2000, to 12.2% from 12.0% in the same period in 1999. The decrease of $21,000 is primarily the result of a reduction in corporate personnel costs through a combination of turnover and the elimination of certain corporate positions.

     ADVERTISING EXPENSE which decreased to $327,000 for the thirteen weeks ended April 1, 2000, from $412,000 in the same period in 1999, decreased as a percentage of total revenues to 5.0% from 6.0%. This is the result of a decrease in advertising fees, as described above, which are used for the development and production of marketing campaigns and collateral material as well as scaling back spending on direct mail programs for company-operated units.

     INTEREST EXPENSE decreased .1% to $128,000 for the thirteen weeks ended April 1, 2000, from $129,000 in the year-earlier period. Since April 3, 1999, debt increased by $562,000, or 10.5%, to $5,934,000 as of April 1, 2000.

     OTHER, NET income was $121,000 for the thirteen weeks ended April 1, 2000, compared with a net $2,000 expense in the prior year. This change is due to the recognition of $131,000 in net gains on the sale of assets during the first quarter of 2000.

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

     In the past, the company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded. During the thirteen weeks ended April 1, 2000, $10,000 of lease obligation payments were incurred for closed stores and charged against this reserve. As of April 1, 2000, the company's remaining accrual for all future lease obligations discussed above was $260,000 for the remaining lease payments due, net of estimated sub-lease income.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures totaled $221,000 for the thirteen weeks ended April 1, 2000 and $400,000 for the year-earlier period. Generally, the company constructs its restaurant buildings on leased properties for its company-operated restaurants. The average monthly lease cost for the 15 company-operated restaurants on leased sites at April 1, 2000 is approximately $3,231 per month. For the 11 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $4,401.

     Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $320,000 for the thirteen weeks ended April 1, 2000 and $325,000 for the year-earlier period. This decrease is primarily the result of the write-down of impaired assets during 1999 offset by the addition of two company-operated stores since the prior year.

     Cash provided by operations for the thirteen week period ended April 1, 2000, was $63,000 compared with $55,000 in the year-earlier period. In recent history, cash from operations and debt have been used for the addition of dining rooms to certain existing double drive-thru restaurants, new restaurants and equipment.

     As of April 1, 2000, the company had total long-term debt of $5,934,000 and unused lines of credit and loan commitments of potential additional borrowings of $1,026,000. During the quarter, the company repurchased equipment sold in 1999 under a sale-leaseback transaction of approximately $165,000, and the additional $435,000 borrowing commitment under the lease agreement was cancelled as well. No additional debt commitments were made by the company during the thirteen weeks ended April 1, 2000.

     The company is planning approximately $2,500,000 in capital expenditures during 2000 and plans to fund these expenditures through existing cash on hand, internally generated cash flow as well as the borrowing commitments secured in 1998 or before. These capital expenditures may require additional debt or equity financing, which the company has not secured at this time.

SEASONALITY AND INFLATION

     While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirteen weeks ended April 1, 2000. Increases in food, labor or other operating costs could adversely affect the company's operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

CONVERSION OF PREFERRED STOCK

     In accordance with the provisions of the company's Certificate of Incorporation regarding preferred stock, as a result of the company's having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of April 1, 2000, only 19,763 shares have yet to be converted.

KNOWN TRENDS AND UNCERTAINTIES

     Labor will continue to be a critical factor for the company in the foreseeable future. In most areas where the company operates restaurants, there is a shortage of suitable labor. This, in itself, could result in higher wages as the competition for employees intensifies, not only in the restaurant industry, but in practically all retail and service industries. It is crucial for the company to develop and maintain programs to attract and retain quality employees.

     During the thirteen weeks ended April 1, 2000, the cost of beef and chicken was relatively stable; however, management of the company expects these costs to rise at some point in the future, and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.

     Due to the competitive nature of the restaurant industry, site selection continues to increase in difficulty as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

     Same-store sales decreased 8.2% during the first quarter of 2000. The company has implemented a targeted local store marketing plan combined with a broader media campaign to aid in the reversal of this negative trend.

     The future success of the company will be determined, to a great extent, by its ability to positively address these issues.

     Item 3      Quantitative and Qualitative Disclosures About Market Risk

     The company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates on variable rate debt and the repricing of fixed rate debt at maturity. Management monitors interest rate fluctuations as an integral part of the company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potential adverse effect of our results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as food, labor and occupancy costs.

     Less than 25% of the company's debt portfolio as of April 1, 2000, had variable rates or had maturity dates of less than two years. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $4,000 annually, depending on the timing of the rate changes and debt maturities.

         The company has considered the use of hedging instruments to minimize interest rate fluctuation risk, but based on the debt portfolio structure described above, no hedging tool has been deemed necessary for the company at this time.

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

                                                      BACK YARD BURGERS, INC.

Date: May 15, 2000                            By: /s/ Lattimore M. Michael
                                                 ------------------------------
                                                 Lattimore M. Michael
                                                 Chairman and Chief Executive
                                                 Officer

Date: May 15, 2000                            By: /s/ Michael G. Webb
                                                 -----------------------------
                                                 Michael G. Webb
                                                 Chief Financial Officer