Form 10-Q
period 2000-07-01
BACK YARD BURGERS INC
filed 2000-08-15
CIK 901495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                   FOR THE QUARTERLY PERIOD ENDED JULY 1, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

              For the transition period from ________ to ________

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

                    Outstanding at August 1, 2000 - 4,630,619

                             BACK YARD BURGERS, INC.

                                      INDEX


                                                                                                                 Page No.
Part I - Financial Information
------------------------------

Item 1 - Unaudited Consolidated Financial Statements:

                  Balance Sheet as of July 1, 2000 and January 1, 2000                                               3

                  Statement of Income for the Thirteen and Twenty-Six Weeks Ended
                   July 1, 2000 and July 3, 1999                                                                     4

                  Statement of Cash Flows for the Twenty-Six Weeks Ended
                   July 1, 2000 and July 3, 1999                                                                     5

                  Notes to Unaudited Financial Statements                                                          6-7

Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                            8-14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                 14

Part II - Other Information
---------------------------

Item 1 - Legal Proceedings                                                                                          15

Item 2 - Changes in Securities and Use of Proceeds                                                                  15

Item 3 - Defaults Upon Senior Securities                                                                            15

Item 4 - Submission of Matters to a Vote of Security Holders                                                        15

Item 5 - Other Information                                                                                          15

Item 6 - Exhibits and Reports on Form 8-K                                                                           15


Signatures                                                                                                          16
----------

BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                                     JULY 1,      JANUARY 1,
                                                                                      2000           2000
                                                                                   ----------     ----------
ASSETS
Cash and cash equivalents                                                           $  1,014       $  1,697
Receivables, net                                                                         439            284
Inventories                                                                              206            177
Current deferred tax asset                                                                78             65
Prepaid expenses and other current assets                                                102             79
                                                                                    --------       --------
   Total current assets                                                                1,839          2,302

Property and equipment, at depreciated cost                                           13,104         13,211
Intangible assets                                                                      1,972          1,204
Noncurrent deferred tax asset                                                          1,124          1,020
Note receivable                                                                          469            350
Other assets                                                                             239            253
                                                                                    --------       --------
                                                                                    $ 18,747       $ 18,340
                                                                                    ========       ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                    $    524       $    744
Accrued expenses                                                                         958            901
Reserve for closed stores                                                                155            270
Income taxes payable                                                                     255             89
Current installments of long-term debt                                                 1,317            489
                                                                                    --------       --------
   Total current liabilities                                                           3,209          2,493

Long-term debt, less current installments                                              5,104          5,689
Deferred franchise and area development fees                                             413            392
Other deferred income                                                                    593            633
Other deferred liabilities                                                                69             75
                                                                                    --------       --------
   Total liabilities                                                                   9,388          9,282
                                                                                    --------       --------

Commitments and contingencies                                                             --             --

Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized; 19,763 shares issued and outstanding at July 1, 2000
      (19,763 at January 1, 2000)                                                         --             --
   Common stock, $.01 par value, 12,000,000 shares authorized;
      4,630,619 shares issued and outstanding at July 1, 2000
      (4,618,377 at January 1, 2000)                                                      46             46
   Paid-in capital                                                                    10,143         10,128
   Deficit                                                                              (830)        (1,116)
                                                                                    --------       --------
        Total stockholders' equity                                                     9,359          9,058
                                                                                    ========       ========
        Total liabilities and stockholders' equity                                  $ 18,747       $ 18,340
                                                                                    ========       ========

            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                               THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                              ---------------------       -----------------------
                                              JULY 1,       JULY 3,        JULY 1,        JULY 3,
                                                2000          1999          2000           1999
                                              -------       -------       --------       --------
Revenues:
   Restaurant sales                           $ 6,975       $ 7,111       $ 12,852       $ 13,286
   Franchise and area development fees             72            --            115             54
   Royalty fees                                   437           398            822            740
   Advertising fees                               119           136            229            279
   Other                                          156           118            315            255
                                              -------       -------       --------       --------
      Total revenues                            7,759         7,763         14,333         14,614
                                              -------       -------       --------       --------

Expenses:
   Cost of restaurant sales                     2,309         2,453          4,264          4,572
   Restaurant operating expenses                3,375         3,353          6,447          6,329
   General and administrative                     859           900          1,663          1,725
   Advertising                                    493           439            820            851
   Depreciation and amortization                  336           322            656            647
                                              -------       -------       --------       --------
        Total expenses                          7,372         7,467         13,850         14,124
                                              -------       -------       --------       --------
        Operating income                          387           296            483            490

Interest income                                    11             7             18             14
Interest expense                                 (165)         (144)          (293)          (273)
Other, net                                        116           (14)           237            (16)
                                              -------       -------       --------       --------
   Income before income taxes                 $   349       $   145       $    445       $    215
Income taxes                                      128            58            159             86
                                              -------       -------       --------       --------
   Net income                                 $   221       $    87       $    286       $    129
                                              -------       -------       --------       --------

Income per share:
   Basic                                      $   .05       $   .02       $    .06       $    .03
                                              -------       -------       --------       --------
   Diluted                                    $   .05       $   .02       $    .06       $    .03
                                              -------       -------       --------       --------

Weighted average number of common shares
and common equivalent shares outstanding
   Basic                                        4,628         4,605          4,625          4,603
                                              -------       -------       --------       --------
   Diluted                                      4,650         4,634          4,645          4,635
                                              -------       -------       --------       --------

            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                   TWENTY-SIX WEEKS ENDED
                                                                   ----------------------
                                                                   JULY 1,        JULY 3,
                                                                     2000           1999
                                                                   -------       -------
Cash flows from operating activities:
   Net Income                                                      $   286       $   129
   Adjustments to reconcile net income to net cash provided
    (used) by operating activities
      Depreciation and amortization of property and equipment          596           594
      Deferred income taxes                                           (117)         (144)
      Amortization of intangible assets                                 60            53
      Provision for losses on receivables                               72            85
      Gain on sales of assets                                         (271)           (6)
      (Increase) decrease in assets
        Receivables                                                   (227)         (123)
        Inventories                                                    (29)          (16)
        Prepaid expenses and other current assets                      (23)           20
        Other assets                                                    10            (6)
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                         (163)          184
        Reserve for closed stores                                      (25)          (12)
        Income taxes payable                                           166            42
        Other deferred income                                          (40)          801
        Other deferred liabilities                                      (6)            2
        Deferred franchise and area development fees                    21           108
                                                                   -------       -------
           Net cash provided by operating activities                   310         1,711
                                                                   -------       -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                        155             8
   Goodwill acquisition cost                                          (225)           --
   Additions to property and equipment                                (581)       (1,578)
                                                                   -------       -------
        Net cash used in investing activities                         (651)       (1,570)
                                                                   -------       -------

Cash flows from financing activities:
   Issuance of stock                                                    15            16
   Principal payments on long-term debt and capital leases            (357)         (171)
   Proceeds from issuance of long-term debt                             --           289
                                                                   -------       -------
        Net cash provided by financing activities                     (342)          134
                                                                   -------       -------
        Net increase (decrease) in cash and cash equivalents          (683)          275

Cash and cash equivalents
   Beginning of period                                               1,697           815
                                                                   -------       -------
   End of period                                                   $ 1,014       $ 1,090
                                                                   -------       -------

Supplemental disclosure of cash flow information
   Income taxes paid                                               $   111       $   188
                                                                   -------       -------
   Interest paid                                                   $   328       $   273
                                                                   -------       -------
Noncash investing and financing activities
   Property and equipment sold for a note receivable               $   119            --
                                                                   -------       -------
   Note payable taken for goodwill acquisition costs               $   600       $    --
                                                                   -------       -------

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to Financial Statements for the year ended January 1, 2000 included in the company's 1999 Form 10-K as filed with the Securities and Exchange Commission.

     The financial statements include the accounts of Back Yard Burgers, Inc. and its wholly-owned subsidiaries, Little Rock Back Yard Burgers, Inc., Atlanta Burgers BYB Corporation and BYB Properties, Inc., as well as the Back Yard Burgers National Advertising Fund. All significant intercompany transactions have been eliminated.

     The results of operations for the current period are not necessarily indicative of the results that ultimately may be achieved for the full year.

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

                         COMPUTATION OF INCOME PER SHARE
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                              ----------------------      ------------------------
                                              JULY 1,       JULY 3,        JULY 1,        JULY 3,
                                               2000          1999           2000           1999
                                              -------       -------       --------       --------
Net Income                                    $   221       $    87       $    286       $    129
                                              -------       -------       --------       --------
Weighted average number of common
  shares outstanding during the period          4,628         4,605          4,625          4,603
                                              -------       -------       --------       --------
Basic income per share                        $   .05       $   .02       $    .06       $    .03
                                              -------       -------       --------       --------
Weighted average number of common
  shares outstanding during the period          4,628         4,605          4,625          4,603

Preferred shares convertible to
  common shares                                    20            23             20             23

Stock options                                       2             6             --              9
                                              -------       -------       --------       --------
                                                4,650         4,634          4,645          4,635
                                              -------       -------       --------       --------
Basic income per share                        $   .05       $   .02       $    .06       $    .03
                                              -------       -------       --------       --------

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

NOTE 3 - DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At July 1, 2000, deferred fees include franchise and area development rights sold during the following years:

                  2000                                  $ 125
                  1999                                    164
                  Previous years                          124
                                                        -----
                                                        $ 413
                                                        =====

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

     The company purchased the operating businesses, including personal property, of Back Yard Burgers stores located in Jackson, Tennessee, Tupelo, Mississippi, and Jonesboro, Arkansas, from a franchisee, KEA Foods, effective May 7, 2000. The acquisition was accounted for as an asset purchase, and the company financed the purchase with a combination of existing cash on hand and short-term notes payable to the seller. No real property was purchased by the company.

     As of July 1, 2000, the company had a loan of approximately $652,000 for which it was in default of a financial covenant. However, acceleration of the obligation and compliance with the covenant has been waived through November 30, 2001 by the financial institution holding the note.

                           FORWARD-LOOKING INFORMATION

         Certain information included herein may contain statements that are forward-looking, such as statements related to financial items and results, plans for future expansion and other business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition. Forward-looking statements made by the company are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the company. These risks and uncertainties include, but are not limited to, increased competition within the industry for customers, qualified labor and desirable locations, increased costs for beef, chicken or other food products and management decisions related to restaurant growth, financing, franchising and new product development, as well as items described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. We caution you not to place undue reliance on any such forward-looking statements. We assume no obligation to update any forward-looking statements as a result of new information, subsequent events or any other circumstances. Such statements speak only as of the date that they are made.


         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         As of July 1, 2000, the Back Yard Burgers system included 90 restaurants, of which 37 were company-operated and 53 were franchised. The company's revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company's revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the company's historical operations and operating data for the periods indicated.

                                                        TWENTY-SIX WEEKS ENDED
                                                       -----------------------
                                                        JULY 1,         JULY 3,
                                                         2000            1999
                                                       --------        --------
Revenues
    Restaurant sales                                      89.7%           90.9%
    Franchise and area development fees                     .8              .4
    Royalty fees                                           5.7             5.1
    Advertising fees                                       1.6             1.9
    Other operating revenue                                2.2             1.7
                                                       -------         -------
    Total revenue                                        100.0%          100.0%
                                                       -------         -------

                                          TWENTY-SIX WEEKS ENDED
                                          -----------------------
                                           JULY 1,        JULY 3,
                                            2000           1999
                                          --------       -------
Costs and Expenses
    Cost of restaurant sales(1)              33.2%         34.4%
    Restaurant operating expenses(1)         50.2          47.6
    General and administrative               11.6          11.8
    Advertising                               5.7           5.8
    Depreciation and amortization             4.6           4.4
    Operating income                          3.4           3.3
    Interest income                            .1            .1
    Interest expense                         (2.0)         (1.9)
    Other, net                                1.6           (.1)
    Income before income taxes                3.1           1.5
    Income taxes(2)                         (35.7)        (40.0)
    Net income                                2.0            .9

                                                                TWENTY-SIX WEEKS ENDED
                                                                -----------------------
                                                                 JULY 1,        JULY 3,
                                                                  2000           1999
                                                                --------       --------
                                                                       ($000'S)
System-wide restaurant sales
    Company-operated                                              $12,852      $13,286
    Franchised                                                     20,935       18,921
                                                                  -------      -------
        Total                                                     $33,787      $32,207
                                                                  =======      =======

Average annual sales per restaurant open for a full year(3)
    Company-operated                                              $   748      $   774
    Franchised                                                    $   766      $   769
    System-wide                                                   $   758      $   771

Number of restaurants
    Company-operated                                                   37           35
    Franchised                                                         53           49
                                                                  -------      -------
        Total                                                          90           84
                                                                  =======      =======

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

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999.

     RESTAURANT SALES decreased 1.9% to $6,975,000 during the thirteen weeks ended July 1, 2000, compared to $7,111,000 for the same 1999 period. This decrease is primarily the result of a decrease in same-store sales at restaurants open for more than one year of 8.2%. This decrease is offset by the net increase in company-operated stores of two.

     FRANCHISE AND AREA DEVELOPMENT FEES were $72,000 for the thirteen weeks ended July 1, 2000, due to the recognition of income during the current year relating to the opening of three franchised stores. There were no franchise and area development fees recognized in the year-earlier period.

     ROYALTY FEES increased 9.7% to $437,000 during the thirteen-week period ended July 1, 2000, compared to $398,000 during the same period in 1999. The increase is due to a net increase of four franchised stores since the prior year. This increase was partially offset by a 4.0% decrease in same-store sales at franchised restaurants compared with the prior year period.

     ADVERTISING FEES decreased 12.5% to $119,000 for the thirteen weeks ended July 1, 2000, compared to $136,000 during the comparable period in 1999. The decrease is primarily due to a change in the number of franchisee direct mail program participants from forty in the second quarter of 1999 to twelve in the second quarter of 2000. Direct mail program fees represent a portion of the overall advertising fees. This decrease was offset by increases in total franchised restaurant sales from which a portion of the advertising fees are derived.

     OTHER REVENUES increased 32.2% to $156,000 for the thirteen weeks ended July 1, 2000 compared to $118,000 during the year-earlier period. The increase is due primarily to an increase in vendor rebates earned in the current year.

     COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $2,309,000 for the thirteen weeks ended July 1, 2000, and $2,453,000 during the same period in 1999, decreasing as a percentage of restaurant sales to 33.1% from 34.5%. This decrease as a percentage of sales is primarily the result of a decrease in coupons and discounts as well as a decrease in waste, consisting of prepared food items not sold due to product hold time requirements of the company and spoilage.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $3,375,000 for the thirteen weeks ended July 1, 2000, from $3,353,000 in the same prior year period, increasing as a percentage of restaurant sales to 48.4%, from 47.2% for the year-earlier period. A portion of this increase as a percentage of sales was due to the decrease in same-store sales for the quarter given the fixed or semi-variable nature of some operating expenses; however, management also made a conscious effort during the quarter to increase staffing at certain locations to improve customer service and enhance the overall guest experience. Labor costs as a percentage of sales increased by 1.7% over the year-earlier period. Decreases in maintenance costs and operating supplies accounted for the remaining .5% decrease.

     GENERAL AND ADMINISTRATIVE COSTS which decreased to $859,000 for the thirteen weeks ended July 1, 2000 from $900,000 in the same year earlier period, decreased as a percentage of total revenue for the thirteen weeks ended July 1, 2000, to 11.1% from 11.6% in the same period in 1999. The decrease of $41,000 is the result of a combination of reduced travel spending and a reduction in corporate personnel costs through turnover and the elimination of certain corporate positions.

     ADVERTISING EXPENSE which increased to $493,000 for the thirteen weeks ended July 1, 2000, from $439,000 in the same period in 1999, increased as a percentage of total revenues to 6.3% from 5.7%.

This increase is primarily the result of an increase in local store advertising spending for company-operated stores of 1% during the second quarter of 2000. This increase is offset by the decrease in advertising fees as described above, which are used for the development and production of marketing campaigns and collateral material as well as scaling back spending on direct mail programs for company-operated units.

     INTEREST EXPENSE increased 14.6% to $165,000 for the thirteen weeks ended July 1, 2000, from $144,000 in the year-earlier period. Since July 3, 1999, debt increased by $845,000, or 15.2%, to $6,421,000 as of July 1, 2000.

     OTHER, NET income was $116,000 for the thirteen weeks ended July 1, 2000, compared with a net $14,000 expense in the prior year. This change is primarily due to the recognition of $140,000 in net gains on the sale of assets during the second quarter of 2000.

COMPARISON OF THE COMPANY'S RESULTS FOR THE TWENTY-SIX WEEKS ENDED JULY 1, 2000 AND JULY 3, 1999.

     RESTAURANT SALES decreased 3.2% to $12,852,000 during the twenty-six weeks ended July 1, 2000 compared to $13,286,000 for the same 1999 period. This decrease is primarily the result of a decrease in same-store sales at restaurants open for more than one year of 8.2%. This decrease is offset by the net increase in company-operated stores of two.

     FRANCHISE AND AREA DEVELOPMENT FEES increased to $115,000 for the twenty-six weeks ended July 1, 2000 compared to $54,000 during the comparable period in 1999. The increase is due to the opening of six franchised restaurants during the first two quarters of 2000 compared with two openings in the first two quarters of 1999.

     ROYALTY FEES increased 11.1% to $822,000 during the twenty-six week period ended July 1, 2000 compared to $740,000 during the same period in 1999. This is due to an increase in franchised restaurant sales upon which the fees are based, resulting from the net opening of six stores since July 3, 1999. This increase is offset by a year-to-date same franchised store same-store sales decline of 3.5%.

     ADVERTISING FEES decreased 17.9% to $229,000 for the twenty-six weeks ended July 1, 2000 compared to $279,000 during the comparable period in 1999. The decrease is primarily due to a change in the number of franchisee direct mail program participants from forty in the second quarter of 1999 to twelve in the second quarter of 2000. Direct mail program fees represent a portion of the overall advertising fees. This decrease was offset by increases in total franchised restaurant sales from which a portion of the advertising fees are derived.

     OTHER REVENUES increased 23.5% to $315,000 for the twenty-six weeks ended July 1, 2000 compared to $255,000 during the year-earlier period. The increase is due primarily to an increase in vendor rebates earned in the current year.

      COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $4,264,000 for the twenty-six weeks ended July 1, 2000, and $4,572,000 during the same period in 1999, decreasing as a percentage of restaurant sales to 33.2% from 34.4%. This decrease as a percentage of sales is primarily the result of a decrease in coupons and discounts as well as a decrease in waste, consisting of prepared food items not sold due to product hold time requirements of the company and spoilage.

     RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $6,447,000 for the twenty-six weeks ended July 1, 2000, from $6,329,000 in the same prior year period, increasing as a percentage of restaurant sales to 50.1%, from 47.6% for the year-earlier period. A portion of this increase as a percentage of sales was due to the decrease in same-store sales for the quarter given the fixed or semi-variable nature of some operating expenses; however, management also made a conscious effort during the quarter to increase staffing at certain locations as well as increase maintenance spending to improve the physical condition and appearance of our restaurants. These steps were taken to improve customer service and enhance the overall guest experience. Labor costs as a percentage of sales increased by 2.2% over the year-earlier period. Comparable spending on other costs of a fixed and semi-variable nature, such as rent, utilities and accounted for the remaining 0.5% increase due to the decline in same-store sales.

     GENERAL AND ADMINISTRATIVE COSTS which decreased to $1,663,000 for the twenty-six weeks ended July 1, 2000 from $1,725,000 in the same year earlier period, decreased as a percentage of total revenue for the twenty-six weeks ended July 1, 2000, to 11.6% from 11.8% in the same period in 1999. The decrease of $62,000 is primarily the result of a reduction in corporate personnel costs through a combination of turnover and the elimination of certain corporate positions.

     ADVERTISING EXPENSE which decreased to $820,000 for the twenty-six weeks ended July 1, 2000, from $851,000 in the same period in 1999, decreased as a percentage of total revenues to 5.7% from 5.8%. This is the result of the decrease in advertising fees, as described above, which are used for the development and production of marketing campaigns and collateral material as well as scaling back spending on direct mail programs for company-operated units. This decrease is offset by a second quarter 2000 increase in local store company-operated store advertising of 1.0%.

     INTEREST EXPENSE increased 7.3% to $293,000 for the twenty-six weeks ended July 1, 2000, from $273,000 in the year-earlier period. Since July 3, 1999, debt increased by $845,000, or 15.2%, to $6,421,000 as of July 1, 2000.

     OTHER, NET income was $237,000 for the twenty-six weeks ended July 1, 2000, compared with a net $16,000 expense in the prior year. This change is primarily due to the recognition of $271,000 in net gains on the sale of assets during fiscal year 2000.

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

     In the past, the company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded. During the twenty-six weeks ended July 1, 2000, $25,000 of lease obligation payments were incurred for closed stores and charged against this reserve. Also, $90,000 of the reserve was reversed as a result of the sale of one of the properties for which the reserve was established. As of July 1, 2000, the company's remaining accrual for all future lease obligations discussed above was $155,000 for the remaining lease payments due, net of estimated sub-lease income.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures totaled $581,000 for the twenty-six weeks ended July 1, 2000 and $1,578,000 for the year-earlier period. Generally, the company constructs its restaurant buildings on leased properties for its company-operated restaurants. The average monthly lease cost for the 15 company-operated restaurants on leased sites at July 1, 2000 is approximately $3,279 per month. For the 13 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $5,069.

         Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $656,000 for the twenty-six weeks ended July 1, 2000 and $647,000 for the year-earlier period. This increase is primarily the result of the conversion of three franchised stores to corporate stores.

         Cash provided by operations for the thirteen week period ended July 1, 2000, was $310,000 compared with $1,711,000 in the year-earlier period. In recent history, cash from operations and debt have been used for the addition of dining rooms to certain existing double drive-thru restaurants, new restaurants and equipment.

          As of July 1, 2000, the company had total long-term debt of $6,421,000 and unused lines of credit and loan commitments of potential additional borrowings of $1,026,000. During the first quarter, the company repurchased equipment sold in 1999 under a sale-leaseback transaction of approximately $165,000, and the additional $435,000 borrowing commitment under the lease agreement was cancelled as well. During the second quarter, the company issued $600,000 in short-term notes payable as partial financing for the purchase of three franchised stores on May 7, 2000.

          The company is planning approximately $2,500,000 in capital expenditures during 2000 and plans to fund these expenditures through existing cash on hand, internally generated cash flow as well as the borrowing commitments secured in 1998 or before. These capital expenditures may require additional debt or equity financing, which the company has not secured at this time.

SEASONALITY AND INFLATION

     While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the twenty-six weeks ended July 1, 2000. Increases in food, labor or other operating costs could adversely affect the company's operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

CONVERSION OF PREFERRED STOCK

     In accordance with the provisions of the company's Certificate of Incorporation regarding preferred stock, as a result of the company's having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on July 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of July 1, 2000, only 19,763 shares have yet to be converted.

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

     During the twenty-six weeks ended July 1, 2000, the cost of beef increased approximately 2.5% and the cost of chicken decreased approximately 1.0%. Management of the company expects these costs to rise at some point in the future, and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.

     Due to the competitive nature of the restaurant industry, site selection continues to increase in difficulty as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

     Same-store sales decreased 8.2% during the second quarter of 2000. The company has implemented a targeted local store marketing plan combined with a broader media campaign to aid in the reversal of this negative trend.

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

     Less than 25% of the company's debt portfolio as of July 1, 2000, had variable rates or had maturity dates of less than two years. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $4,000 annually, depending on the timing of the rate changes and debt maturities.

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

                       None

     Item 3      Defaults Upon Senior Securities

                       Not Applicable

     Item 4      Submission of Matters to a Vote of Security Holders

                       On May 18, 2000, the Company held its Annual Meeting of
                 Stockholders in Memphis, Tennessee, for the purpose of: (1) electing three Class III members to the Board of Directors;
                 (2) ratifying the appointment of PricewaterhouseCoopers LLP as independent public accountants for 2000, and (3) to transact such other business as may have properly come before the meeting or an adjournment thereof.

                 The following table sets forth the Class III directors elected at such meeting and the number of votes cast by the Company's stockholders for, against and withheld for each director:

                       Directors                         For               Against          Withheld
                       ---------                       ---------          --------          --------
                       Lattimore M. Michael            4,292,700              --             56,437
                       Joseph L. Weiss                 4,292,400              --             56,737
                       Jim L. Peterson                 4,312,400              --             36,737

                 The appointment of PricewaterhouseCoopers LLP as independent public accountants was ratified at the meeting as follows:

                       For                                  4,328,784
                       Against                                 10,953
                       Abstentions                              9,400

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


                                       BACK YARD BURGERS, INC.


Date: August 14, 2000                  By:  /s/ Lattimore M. Michael
                                           -------------------------------------
                                           Lattimore M. Michael
                                           Chairman and Chief Executive Officer


Date: August 14, 2000                  By:  /s/ Michael G. Webb
                                           -------------------------------------
                                           Michael G. Webb
                                           Chief Financial Officer