Form 10-Q
period 2000-09-30
BACK YARD BURGERS INC
filed 2000-11-14
CIK 901495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                   Outstanding at October 31, 2000 - 4,638,532

                             BACK YARD BURGERS, INC.

                                      INDEX

                                                                                                                  Page No.
Part I - Financial Information

Item 1 - Unaudited Consolidated Financial Statements:

                  Balance Sheet as of September 30, 2000 and January 1, 2000                                         3

                  Statement of Income for the Thirteen and Thirty-Nine Weeks Ended
                   September 30, 2000 and October 2, 1999                                                            4

                  Statement of Cash Flows for the Thirty-Nine Weeks Ended
                   September 30, 2000 and October 2, 1999                                                            5

                  Notes to Unaudited Financial Statements                                                          6-7

Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                            8-14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                 14

Part II - Other Information

Item 1 - Legal Proceedings                                                                                          15

Item 2 - Changes in Securities and Use of Proceeds                                                                  15

Item 3 - Defaults Upon Senior Securities                                                                            15

Item 4 - Submission of Matters to a Vote of Security Holders                                                        15

Item 5 - Other Information                                                                                          15

Item 6 - Exhibits and Reports on Form 8-K                                                                           15

Signatures                                                                                                          16

BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                                      SEPTEMBER 30,       JANUARY 1,
                                                                                           2000              2000
                                                                                      -------------       ----------
ASSETS
Cash and cash equivalents                                                               $  1,194           $  1,697
Receivables, net                                                                             366                284
Inventories                                                                                  190                177
Current deferred tax asset                                                                    93                 65
Prepaid expenses and other current assets                                                     47                 79
                                                                                        --------           --------
   Total current assets                                                                    1,890              2,302

Property and equipment, at depreciated cost                                               13,047             13,211
Intangible assets                                                                          1,939              1,204
Noncurrent deferred tax asset                                                                833              1,020
Note receivable                                                                              468                350
Other assets                                                                                 264                253
                                                                                        --------           --------
   Total assets                                                                         $ 18,441           $ 18,340
                                                                                        ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                        $    740           $    744
Accrued expenses                                                                             892                901
Reserve for closed stores                                                                    143                270
Income taxes payable                                                                          25                 89
Current installments of long-term debt                                                     1,170                489
                                                                                        --------           --------
   Total current liabilities                                                               2,970              2,493

Long-term debt, less current installments                                                  4,986              5,689
Deferred franchise and area development fees                                                 370                392
Other deferred income                                                                        537                633
Other deferred liabilities                                                                    66                 75
                                                                                        --------           --------
   Total liabilities                                                                       8,929              9,282
                                                                                        --------           --------

Commitments and contingencies                                                                 --                 --

Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
     19,763 shares issued and outstanding at September 30, 2000
     (19,763 at January 1, 2000)                                                              --                 --
   Common stock, $.01 par value, 12,000,000 shares authorized;
      4,638,532 shares issued and outstanding at September 30, 2000
      (4,618,377 at January 1, 2000)                                                          46                 46
   Paid-in capital                                                                        10,151             10,128
   Deficit                                                                                  (685)            (1,116)
                                                                                        --------           --------
        Total stockholders' equity                                                         9,512              9,058
                                                                                        --------           --------
        Total liabilities and stockholders' equity                                      $ 18,441           $ 18,340
                                                                                        ========           ========

            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                     THIRTEEN WEEKS ENDED               THIRTY-NINE WEEKS ENDED
                                                ------------------------------       ------------------------------
                                                SEPTEMBER 30,       OCTOBER 2,       SEPTEMBER 30,       OCTOBER 2,
                                                     2000              1999              2000               1999
                                                -------------       ----------       -------------       ----------
Revenues:
   Restaurant sales                               $ 7,009           $  6,923           $ 19,861           $ 20,209
   Franchise and area development fees                 45                 43                160                 97
   Royalty fees                                       416                393              1,238              1,133
   Advertising fees                                   121                146                350                425
   Other                                              190                170                505                425
                                                  -------           --------           --------           --------
     Total revenues                                 7,781              7,675             22,114             22,289
                                                  -------           --------           --------           --------

Expenses:
   Cost of restaurant sales                         2,250              2,349              6,514              6,921
   Restaurant operating expenses                    3,384              3,278              9,831              9,607
   General and administrative                         920                997              2,583              2,722
   Advertising                                        503                420              1,323              1,271
   Depreciation and amortization                      327                338                983                985
                                                  -------           --------           --------           --------
        Total expenses                              7,384              7,382             21,234             21,506
                                                  -------           --------           --------           --------
        Operating income                              397                293                880                783

Interest income                                        12                  7                 30                 21
Interest expense                                     (165)              (142)              (458)              (415)
Other, net                                            (18)                (8)               219                (24)
                                                  -------           --------           --------           --------
   Income before income taxes                         226                150                671                365
Income taxes                                           81                 47                240                133
                                                  -------           --------           --------           --------
   Net income                                     $   145           $    103           $    431           $    232
                                                  =======           ========           ========           ========

Income per share:
   Basic                                          $   .03           $    .02           $    .09           $    .05
                                                  =======           ========           ========           ========
   Diluted                                        $   .03           $    .02           $    .09           $    .05
                                                  =======           ========           ========           ========

Weighted average number of common shares
and common equivalent shares outstanding
   Basic                                            4,636              4,612              4,628              4,606
                                                  =======           ========           ========           ========
   Diluted                                          4,656              4,663              4,649              4,645
                                                  =======           ========           ========           ========

            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)

                                                                        THIRTY-NINE WEEKS ENDED
                                                                     -----------------------------
                                                                     SEPTEMBER 30,      OCTOBER 2,
                                                                         2000              1999
                                                                     -------------      ----------
Cash flows from operating activities:
   Net Income                                                          $   431           $   232
   Adjustments to reconcile net income to net cash provided
   (used) by operating activities
      Depreciation and amortization of property and equipment              884               907
      Deferred income taxes                                                159              (121)
      Amortization of intangible assets                                     99                78
      Provision for losses on receivables                                  114               130
      Gain on sales of assets                                             (271)               (6)
      (Increase) decrease in assets
        Receivables                                                       (195)             (220)
        Inventories                                                        (13)              (16)
        Prepaid expenses and other current assets                           32                85
        Other assets                                                       (17)               (3)
Increase (decrease) in liabilities
        Accounts payable and accrued expenses                              (13)             (102)
        Reserve for closed stores                                          (37)              (14)
        Income taxes payable                                               (64)               14
        Other deferred income                                              (96)              741
        Other deferred liabilities                                          (9)                4
        Deferred franchise and area development fees                       (22)              143
                                                                       -------           -------
           Net cash provided by operating activities                       982             1,852
                                                                       -------           -------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                            155                 8
   Goodwill acquisition cost                                              (229)               --
   Additions to property and equipment                                    (812)           (2,487)
                                                                       -------           -------
           Net cash used in investing activities                          (886)           (2,479)
                                                                       -------           -------

Cash flows from financing activities:
   Issuance of stock                                                        23                23
   Principal payments on long-term debt and capital leases                (622)             (346)
   Proceeds from issuance of long-term debt                                 --               685
                                                                       -------           -------
           Net cash provided (used) by financing activities               (599)              362
                                                                       -------           -------
           Net decrease in cash and cash equivalents                      (503)             (265)

Cash and cash equivalents
   Beginning of period                                                   1,697               815
                                                                       -------           -------
   End of period                                                       $ 1,194           $   550
                                                                       =======           =======

Supplemental disclosure of cash flow information
   Income taxes paid                                                   $   145               240
                                                                       =======           =======
   Interest paid                                                           448               415
                                                                       =======           =======
Noncash investing and financing activities
   Property and equipment sold for a note receivable                   $   119           $    --
                                                                       =======           =======
   Goodwill acquired with note payable                                 $   600           $    --
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

                         COMPUTATION OF INCOME PER SHARE
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                               THIRTEEN WEEKS ENDED          THIRTY-NINE WEEKS ENDED
                                           ---------------------------     ---------------------------
                                           SEPTEMBER 30,    OCTOBER 2,     SEPTEMBER 30,    OCTOBER 2,
                                               2000            1999            2000            1999
                                           -------------    ----------     -------------    ----------
Net Income                                    $  145          $  103          $  431          $  232
                                              ======          ======          ======          ======

Weighted average number of common
shares outstanding during the period           4,636           4,612           4,628           4,606
                                              ======          ======          ======          ======
Basic income per share                        $  .03          $  .02          $  .09          $  .05
                                              ======          ======          ======          ======

Weighted average number of common
shares outstanding during the period           4,636           4,612           4,628           4,606

Preferred shares convertible to
common shares                                     20              20              20              22

Stock options                                     --              31               1              17
                                              ------          ------          ------          ------
                                               4,656           4,663           4,649           4,645
                                              ======          ======          ======          ======
Diluted income per share                      $  .03          $  .02          $  .09          $  .05
                                              ======          ======          ======          ======

NOTE 3 - DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At September 30, 2000, deferred fees include franchise and area development rights sold during the following years:

               2000                               $125
               1999                                143
               Previous years                      102
                                                  ----
                                                  $370
                                                  ====


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

     As of September 30, 2000, the company had a loan of approximately $637,000 for which it was in default of a financial covenant. However, acceleration of the obligation and compliance with the covenant has been waived through November 30, 2001 by the financial institution holding the note.

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


         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         As of September 30, 2000, the Back Yard Burgers system included 91 restaurants, of which 36 were company-operated and 55 were franchised. The company's revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company's revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the company's historical operations and operating data for the periods indicated.

                                                THIRTY-NINE WEEKS ENDED
                                              ---------------------------
                                              SEPTEMBER 30,    OCTOBER 2,
                                                  2000           1999
                                              -------------    ----------
Revenues
    Restaurant sales                              89.8%           90.7%
    Franchise and area development fees             .7              .4
    Royalty fees                                   5.6             5.1
    Advertising fees                               1.6             1.9
    Other operating revenue                        2.3             1.9
                                                 -----           -----
    Total revenue                                100.0%          100.0%
                                                 =====           =====

                                                                          THIRTY-NINE WEEKS ENDED
                                                                      -------------------------------
                                                                      SEPTEMBER 30,        OCTOBER 2,
                                                                          2000                1999
                                                                      -------------        ----------
Costs and Expenses
    Cost of restaurant sales(1)                                           32.8%               34.3%
    Restaurant operating expenses(1)                                      49.5                47.5
    General and administrative                                            11.7                12.2
    Advertising                                                            6.0                 5.7
    Depreciation and amortization                                          4.4                 4.4
    Operating income                                                       4.0                 3.5
    Interest income                                                         .1                  .1
    Interest expense                                                      (2.1)               (1.9)
    Other, net                                                             1.0                 (.1)
    Income before income taxes                                             3.0                 1.6
    Income taxes(2)                                                      (35.8)              (36.4)
    Net income                                                             1.9                 1.0


                                                                           THIRTY-NINE WEEKS ENDED
                                                                       ---------------------------------
                                                                       SEPTEMBER 30,          OCTOBER 2,
                                                                           2000                  1999
                                                                       -------------          ----------
                                                                                   ($000'S)
System-wide restaurant sales
    Company-operated                                                      $19,861              $20,209
    Franchised                                                             31,531               28,998
                                                                          -------              -------
       Total                                                              $51,392              $49,207
                                                                          =======              =======

Average annual sales per restaurant open for a full year(3)
    Company-operated                                                      $   747              $   772
    Franchised                                                            $   768              $   757
    System-wide                                                           $   759              $   763

Number of restaurants
    Company-operated                                                           36                   37
    Franchised                                                                 55                   51
                                                                          -------              -------
       Total                                                                   91                   88
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

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999.

         RESTAURANT SALES increased 1.2% to $7,009,000 during the thirteen weeks ended September 30, 2000, compared to $6,923,000 for the same 1999 period. This increase is primarily the result of the purchase of three higher volume franchised restaurants in May of 2000 offset by the closing of three lower volume restaurants and the conversion of one company-operated restaurant to a franchised restaurant since the prior year. The increase is also the result of a price increase implemented with the testing of the company's new 100% Black Angus beef hamburgers in the Memphis area that began in August of 2000. These increases are partially offset by a decrease in same-store sales of 5.0% for the thirteen weeks ended September 30, 2000.

         FRANCHISE AND AREA DEVELOPMENT FEES were $45,000 for the thirteen weeks ended September 30, 2000, compared with $43,000 in the year-earlier period. Two franchises were opened during the thirteen weeks ended September 30, 2000, and two opened in the year-earlier period.

         ROYALTY FEES increased 5.8% to $416,000 during the thirteen weeks ended September 30, 2000, compared to $393,000 during the same period in 1999. The increase is primarily due to a net increase of four franchised stores since the prior year. This increase was partially offset by a 5.7% decrease in same-store sales at franchised restaurants compared with the prior year period.

         ADVERTISING FEES decreased 17.1% to $121,000 for the thirteen weeks ended September 30, 2000, compared to $146,000 during the comparable period in 1999. The decrease is primarily due to a change in the number of franchisee direct mail program participants from forty in the third quarter of 1999 to twelve in the third quarter of 2000. Direct mail program fees represent a portion of the overall advertising fees. The net increase of four franchised restaurants contributing national advertising fees since the same period prior year partially offset the decrease in advertising fees.

         OTHER REVENUES increased 11.8% to $190,000 for the thirteen weeks ended September 30, 2000 compared to $170,000 during the year-earlier period. The increase is due primarily to an increase in vendor rebates earned in the current period.

         COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $2,250,000 for the thirteen weeks ended September 30, 2000, and $2,349,000 during the same period in 1999, decreasing as a percentage of restaurant sales to 32.1% from 33.9%. This decrease as a percentage of sales is partially the result of a decrease in coupons and discounts as well as a decrease in waste, consisting of prepared food items not sold due to product hold time requirements of the company and spoilage. The decrease is also attributable to the testing of the company's new 100% Black Angus beef hamburgers in the Memphis area that began in August of 2000, which resulted in improved margins on hamburger sales.

         RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $3,384,000 for the thirteen weeks ended September 30, 2000, from $3,278,000 in the same prior year period, increasing as a percentage of restaurant sales to 48.3%, from 47.4% for the year-earlier period. This increase is primarily due to a 0.7% increase in labor as a percentage of sales over the year-earlier period due to management's efforts during the quarter to increase staffing at certain locations to improve customer service and enhance the overall guest experience.

         GENERAL AND ADMINISTRATIVE COSTS which decreased to $920,000 for the thirteen weeks ended September 30, 2000 from $997,000 in the same year earlier period, decreased as a percentage of total revenue for the thirteen weeks ended September 30, 2000, to 11.8% from 13.0% in the same period in 1999. The decrease is related to consulting fees incurred in the year-earlier period. During the third quarter of 1999, the company incurred $78,000 in consulting expenditures for a strategic study of system operations and facility design.

         ADVERTISING EXPENSE which increased to $503,000 for the thirteen weeks ended September 30, 2000, from $420,000 in the same period in 1999, increased as a percentage of total revenues to 6.5% from 5.5%. This increase is primarily the result of an increase in local store advertising spending for company-operated stores of 1% during the second quarter of 2000.

         INTEREST EXPENSE increased 16.2% to $165,000 for the thirteen weeks ended September 30, 2000, from $142,000 in the year-earlier period. Since October 2, 1999, debt increased by $359,000, or 6.2%, to $6,156,000 as of
September 30, 2000.

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 30, 2000 AND OCTOBER 2, 1999.

         RESTAURANT SALES decreased 1.7% to $19,861,000 during the thirty-nine weeks ended September 30, 2000 compared to $20,209,000 for the same 1999 period. This decrease is primarily the result of a decrease in same-store sales at restaurants open for more than one year of 7.1%. This decrease is offset by the purchase of three higher volume franchised restaurants in May of 2000 offset by the closing of three lower volume restaurants and the conversion of one company-operated restaurant to a franchised restaurant since the prior year, as well as a price increase implemented with the testing of the company's new 100% Black Angus beef hamburgers in the Memphis area that began in August of 2000.

         FRANCHISE AND AREA DEVELOPMENT FEES increased to $160,000 for the thirty-nine weeks ended September 30, 2000 compared to $96,000 during the comparable period in 1999. The increase is due to the opening of eight new restaurants in the first three quarters of 2000, compared with four openings in the first three quarters of 1999.

         ROYALTY FEES increased 9.3% to $1,238,000 during the thirty-nine week period ended September 30, 2000 compared to $1,133,000 during the same period in 1999. This is due to an increase in franchised restaurant sales upon which the fees are based, resulting from the net opening of four stores since October 2, 1999. This increase is offset by a year-to-date same franchised store same-store sales decline of 4.4%.

         ADVERTISING FEES decreased 17.6% to $350,000 for the thirty-nine weeks ended September 30, 2000 compared to $425,000 during the comparable period in 1999. The decrease is primarily due to a change in the number of franchisee direct mail program participants from forty in the third quarter of 1999 to twelve in the third quarter of 2000. Direct mail program fees represent a portion of the overall advertising fees. The net increase in franchised restaurants since the same period prior year partially offset the decrease in advertising fees.

         OTHER REVENUES increased 18.8% to $505,000 for the thirty-nine weeks ended September 30, 2000 compared to $425,000 during the year-earlier period. The increase is due primarily to an increase in vendor rebates earned in the current year.

         COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $6,514,000 for the thirty-nine weeks ended September 30, 2000, and $6,921,000 during the same period in 1999, decreasing as a percentage of restaurant sales to 32.8% from 34.3%. This decrease as a percentage of sales is partially the result of a decrease in coupons and discounts as well as a decrease in waste, consisting of prepared food items not sold due to product hold time requirements of the company and spoilage. The decrease is also attributable to the testing of the company's new 100% Black Angus beef hamburgers in the Memphis area that began in August of 2000, which resulted in improved margins on hamburger sales.

         RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $9,831,000 for the thirty-nine weeks ended September 30, 2000, from $9,607,000 in the same prior year period, increasing as a percentage of restaurant sales to 49.5%, from 47.5% for the year-earlier period. This increase is primarily due to a 1.8% increase in labor as a percentage of sales over the year-earlier period due to management's efforts to increase staffing at certain locations to improve customer service and enhance the overall guest experience.

         GENERAL AND ADMINISTRATIVE COSTS, which decreased to $2,583,000 for the thirty-nine weeks ended September 30, 2000 from $2,722,000 in the same year earlier period, decreased as a percentage of total revenue for the thirty-nine weeks ended September 30, 2000, to 11.7% from 12.2% in the same period in 1999. The decrease is the result of $78,000 in consulting expenditures incurred during the third quarter of 1999 combined with reduced travel spending, a reduction in corporate personnel costs due to the elimination of certain corporate positions, and the recognition of certain pre-opening costs in 1999 that were not incurred in 2000.

         ADVERTISING EXPENSE, which increased to $1,323,000 for the thirty-nine weeks, ended September 30, 2000, from $1,271,000 in the same period in 1999, increased as a percentage of total revenues to 6.0% from 5.7%. This is the result of a second quarter 2000 increase in company-operated local store advertising of 1.0% since the same period prior year. This increase is partially off-set by a decrease in same-store sales of 7.1% for the thirty-nine weeks ended September 30, 2000.

         INTEREST EXPENSE increased 10.4% to $458,000 for the thirty-nine weeks ended September 30, 2000, from $415,000 in the year-earlier period. Since October 2, 1999, debt increased by $359,000, or 6.2%, to $6,156,000 as of
September 30, 2000.

         OTHER, NET income was $219,000 for the thirty-nine weeks ended September 30, 2000, compared with a net $24,000 expense in the prior year. This change is primarily due to the recognition of $271,000 in net gains on the sale of assets during fiscal year 2000.

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

         In the past, the company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded. During the Thirty-Nine weeks ended September 30, 2000, $37,000 of lease obligation payments were incurred for closed stores and charged against this reserve. Also, $90,000 of the reserve was reversed as a result of the sale of one of the properties for which the reserve was established. As of September 30, 2000, the company's remaining accrual for all future lease obligations discussed above was $143,000 for the remaining lease payments due, net of estimated sub-lease income.

LIQUIDITY AND CAPITAL RESOURCES

     Capital expenditures totaled $812,000 for the thirty-nine weeks ended September 30, 2000 and $2,487,000 for the year-earlier period. Generally, the company constructs its restaurant buildings on leased properties for its company-operated restaurants. The average monthly lease cost for the 15 company-operated restaurants on leased sites at September 30, 2000 is approximately $3,300 per month.

For the 12 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $5,300.

         Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $983,000 for the thirty-nine weeks ended September 30, 2000 and $985,000 for the year-earlier period.

         Cash provided by operations for the thirty-nine week period ended September 30, 2000, was $982,000 compared with $1,852,000 in the year-earlier period. In recent history, cash from operations and debt have been used for the addition of dining rooms to certain existing double drive-thru restaurants, new restaurants and equipment.

         As of September 30, 2000, the company had total long-term debt of $6,156,000 and unused lines of credit and loan commitments of potential additional borrowings of $876,000. During the first quarter, the company repurchased equipment sold in 1999 under a sale-leaseback transaction of approximately $165,000, and the additional $435,000 borrowing commitment under the lease agreement was cancelled as well. During the second quarter, the company issued $600,000 in short-term notes payable as partial financing for the purchase of three franchised stores on May 7, 2000, of which $450,000 remains payable as of September 30, 2000. In the third quarter, the company also cancelled a $150,000 line of credit.

         The company is planning approximately $1,500,000 in capital expenditures during 2000 and plans to fund these expenditures through existing cash on hand, internally generated cash flow as well as the borrowing commitments secured in 1998 or before. These capital expenditures may require additional debt or equity financing, which the company has not secured at this time.

SEASONALITY AND INFLATION

         While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirty-nine weeks ended September 30, 2000. Increases in food, labor or other operating costs could adversely affect the company's operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

CONVERSION OF PREFERRED STOCK

         In accordance with the provisions of the company's Certificate of Incorporation regarding preferred stock, as a result of the company's having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on July 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of September 30, 2000, only 19,763 shares have yet to be converted.

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

         During the thirty-nine weeks ended September 30, 2000, the cost of beef increased approximately 2.5% and the cost of chicken decreased approximately 1.0%. Management of the company expects these costs to rise at some point in the future, and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry.

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


         System-wide same-store sales decreased 5.4% during the third quarter of 2000. The company has implemented a targeted local store marketing plan combined with a broader media campaign, and has begun testing 100% Black Angus beef hamburgers in the Memphis area, to aid in the reversal of this negative trend.

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

         Less than 25% of the company's debt portfolio as of September 30, 2000, had variable rates or had maturity dates of less than two years. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $4,000 annually, depending on the timing of the rate changes and debt maturities.

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


                                             BACK YARD BURGERS, INC.


Date:  November 13, 2000                     By: /s/ Lattimore M. Michael
                                                 --------------------------
                                                 Lattimore M. Michael
                                                 Chairman and Chief Executive
                                                 Officer


Date:  November 13, 2000                     By: /s/ Michael G. Webb
                                                 --------------------------
                                                 Michael G. Webb
                                                 Chief Financial Officer