Form 10-K
period 2000-12-30
BACK YARD BURGERS INC
filed 2001-03-30
CIK 901495

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]      Annual report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 30, 2000
                                       or
[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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
                             EXCHANGE ACT OF 1934:

                                                                        Name of Each Exchange
           Title of Each Class                                             on Which Registered
           -------------------                                          -----------------------
                  None                                                          None


       SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE SECURITIES
                             EXCHANGE ACT OF 1934:

                                                                         Name of Each Market
            Title of Each Class                                             on Which Listed
            -------------------                                          ---------------------
       Common Stock, $.01 par value                                      Nasdaq SmallCap Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of common stock held by non-affiliates on March 1, 2001 was approximately $3,565,000.

         The number of shares outstanding of the registrant's common stock as of March 1, 2001 was 4,629,535.


-------------------------------------------------------------------------------
         CERTAIN PORTIONS OF PART II ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 30, 2000 AND CERTAIN PORTIONS OF PART III ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT RELATING TO THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 17, 2001.
-------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Back Yard Burgers operates and franchises quick-service and fast-casual restaurants in Memphis, Little Rock, Nashville and other markets across 17 states. Our restaurants specialize in charbroiled, freshly prepared, great tasting food. As our name implies, we strive to offer the same high-quality ingredients and special care typified by outdoor grilling in your own back yard. Our menu features made-to-order gourmet hamburgers and chicken sandwiches charbroiled over an open flame, fresh salads, chili and other special entrees as well as hand-dipped milkshakes, fresh-made lemonade and fresh-baked cobblers. As of December 30, 2000, our operations included 35 company-operated restaurants and 58 franchised restaurants.

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

GROWTH STRATEGY

         During 2001, we will continue to focus on increasing same-store sales by emphasizing quality food and service. Our growth strategy is to continue to:

         - set our restaurants apart from the fast-food competition by serving premium fast food and enhancing dine-in facilities, so the design and feel of the restaurant will match the standards set by the quality of the food;

         - improve the work flow of existing units to improve productivity and throughput; and

         - develop additional franchised restaurants with a committed and enthusiastic group of franchisees.

RESTAURANT OPERATIONS

         RESTAURANT LOCATIONS. The following tables set forth the number of restaurants located in each market of the company's system at December 30, 2000.

COMPANY-OPERATED:                                     FRANCHISED:
-----------------                                     -----------

                             Number of                                            Number of
Core Markets                Restaurants               Core Markets                Restaurants
------------                -----------               ------------                -----------

Memphis, TN Area                23                    Kansas City, MO Area            8
Little Rock, AR Area             7                    Chattanooga, TN Area            3
Nashville, TN Area               5                    Fayetteville, NC Area           3
                                --                    Jackson, MS Area                3
    Total                       35                    Knoxville, TN Area              3
                                ==                    Asheville, NC Area              2
                                                      Birmingham, AL Area             2
                                                      Little Rock, AR Area            2
                                                      Marietta, GA Area               2
                                                      Memphis, TN Area                2
                                                      Tulsa, OK Area                  2

                                                      Other Markets(1)
                                                      ----------------

                                                      Mississippi                    5
                                                      North Carolina                 5
                                                      Kentucky                       3
                                                      Florida                        2
                                                      Ohio                           2
                                                      Texas                          2
                                                      Alabama                        1
                                                      Arkansas                       1
                                                      Illinois                       1
                                                      Kansas                         1
                                                      Louisiana                      1
                                                      Missouri                       1
                                                      South Carolina                 1
                                                                                    --
                                                         Total                      58
                                                                                    ==

---------

         (1) The "Other Markets" portion of the table reflects the total number of restaurants located in such markets by state. Other markets for the restaurants range from small towns to large cities where franchisees have only one restaurant.

         The following table sets forth information as to the sales of both company-operated and franchised restaurants in operation for the periods indicated.


                                                    Year Ended                        Year Ended
         Restaurant Sales                        December 30, 2000                  January 1, 2000
         ----------------                        -----------------                  ----------------

         Company-operated                          $26,182,000                        $26,480,000

         Franchised                                 42,257,000                         38,639,000
                                                  ------------                       ------------

         System-wide                               $68,439,000                       $65,119,000
                                                  ============                       ===========

         RESTAURANT OPENINGS AND CLOSINGS. The following table presents an activity summary of the company-operated and franchised restaurants during the periods presented.


                                                      Year Ended
                                   ------------------------------------------------
                                   Dec. 30,      Jan. 1,       Jan. 2,      Jan. 3,
                                     2000         2000          1999         1998
                                   --------      -------       -------      -------
Restaurants (a)
Company-operated
  Open beginning of period           35            33            32            34
  Opened during period                0             5             3             1
  Converted to Company                3             0             0             0
  Converted to Franchise             (1)           (1)            0             0
  Closed during period               (2)           (2)           (2)           (3)
  Open at end of period              35            35            33            32

Franchised
  Open beginning of period           51            48            45            47
  Opened during period               10             6             8             5
  Converted to Company               (3)            0             0             0
  Converted to Franchise              1             1             0             0
  Closed during period               (1)           (4)           (5)           (7)
  Open at end of period              58            51            48            45
     Total Restaurants               93            86            81            77

         (a) Subsequent to December 30, 2000, (1) one franchised restaurant closed in each of Austin, TX, Cleveland, TN and Sarasota, FL. (2) one franchised restaurant opened in each of Simpsonville, SC, Madisonville, KY, Mitchell, IN, Orlando, FL and Sevierville, TN.

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

         In some circumstances, restaurants may be constructed via the conversion of buildings used previously by other concepts, including other restaurants. The restaurants range in size from 820 square feet to 3,400 square feet. The restaurants also include company-approved interior and exterior decor, equipment, fixtures, furnishings, signs, parking and site improvements. The restaurants have a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages.

         Prior to 1994, the company operated and franchised predominately double drive-thru restaurants without indoor dining. Since that time, the company has added a number of indoor dining facilities to its operations, including the retrofitting of many existing double drive-thru restaurants to include indoor dining. At December 30, 2000, the number of restaurants with indoor dining was 26 company-operated facilities and 44 franchised facilities.

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

         The company has a staff of three franchise district managers that visit each restaurant in their territory every eight to ten weeks. Franchise district managers act as business consultants to franchisees to ensure that each restaurant is providing quality products and fast, friendly service. The franchise district manager acts as the communication link between the company and each franchisee. In addition, the district manager assists in developing business and marketing plans, as well as assisting in the training and development of the franchisee's staff. Presently, the company has one franchise district manager for each 19 restaurants. That ratio will increase as existing franchisees develop new stores within existing territories. Franchise district managers are compensated on a fixed salary basis.

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

         Each area development agreement establishes the number of restaurants the franchisee is to construct and open in the territory during the term of the area development agreement after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee's development schedule for the restaurants is set forth in the area development agreement. As of December 30, 2000, the company had entered into franchise agreements and area development agreements with certain franchisees which require them to open or have under construction a minimum of 54 restaurants by the end of June 30, 2006. Of the 58 franchised restaurants as of December 30, 2000, 38 were being operated under area development agreements by multiple unit franchisees and 20 were being operated under single franchise agreements by single unit franchisees. The company may revoke an area development agreement of any franchisee who is unsuccessful in meeting its projected development schedule. During the past three years, the company has exercised its right to terminate five area development agreements, none of which were during 2000, for lack of performance by multiple unit franchisees with respect to their projected development schedules. Additionally, during the past three years, one franchise agreement was terminated because of a lack of performance by single unit franchisees with respect to certain franchise agreement requirements. The company believes that its overall experience with franchisees who commit to develop restaurants under franchise agreements and area development agreements has been favorable, although there can be no assurance that future performance by franchisees under these agreements will be successful.

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

         CERTAIN FACTORS AFFECTING THE FAST FOOD RESTAURANT INDUSTRY. The company is constantly required to respond to various factors affecting the restaurant industry, including changes in consumer preferences, tastes and eating habits, demographic trends and traffic patterns, increases in food and labor costs and national, regional and local economic conditions. A number of fast food restaurant companies have recently been experiencing flattening growth rates and declines in average sales per restaurant, in response to which certain of such companies have adopted "value pricing" strategies. Such strategies could have the effect of drawing customers away from companies which do not engage in discount pricing, including the company, and could also negatively impact the operating margins of competitors.

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

EMPLOYEES

         As of March 1, 2001, the company employed approximately 1,000 persons in its restaurant operations, 28 of whom are corporate personnel, 115 of whom are restaurant management and supervisory personnel and the remainder of whom are hourly restaurant personnel. Of the 28 corporate employees, 7 are in management positions and 21 are administrative or office employees.

ITEM 2.  PROPERTIES

         Of the 35 company-operated restaurants as of December 30, 2000, the company has entered into ground leases, as lessee, for 26 restaurants. The company owns the real property for 8 restaurants. The company's leases are generally written for a term of five to 15 years with one or more five-year renewal options. The company's average monthly lease cost for the 14 company-operated restaurants located on leased sites is approximately $3,385 per month. For the 12 restaurants where the company leases the building as well as the site, the average monthly cost is approximately $5,283 per month. Most leases are treated as operating leases. Leasehold improvements made by the company generally become the property of the landlord upon expiration or earlier termination of the lease; however, in most instances, if the company is not in default under the lease, modular buildings remain the property of the company and can be removed from the site upon expiration of the ground lease. With respect to the buildings and equipment relating to the 35 company-operated restaurants, management believes that its commercial insurance coverage is adequate. Also see "Business-Restaurant Operations."

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

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The company's common stock is traded and quoted on The Nasdaq SmallCap Market under the symbol "BYBI." The following table sets forth, for all periods indicated, the high and low closing bid prices for the common stock as reported by Nasdaq. Such price information contains inter-dealer prices, without retail mark-up, mark-down or commissions paid, and may not necessarily reflect actual transactions.


                  Quarter Ended                                           High           Low
                  -------------                                           -----         -----

                  April 4, 1998......................                     $3.63         $2.25
                  July 4, 1998.......................                     $3.56         $2.63
                  October 3, 1998....................                     $2.81         $2.25
                  January 2, 1999....................                     $2.38         $1.88

                  April 3, 1999......................                     $2.13         $1.50
                  July 3, 1999.......................                     $1.88         $1.69
                  October 2, 1999....................                     $2.31         $1.81
                  January 1, 2000....................                     $1.94         $1.44

                  April 1, 2000......................                     $1.56         $1.19
                  July 1, 2000.......................                     $1.44         $1.06
                  September 30, 2000.................                     $1.38         $1.13
                  December 30, 2000..................                     $1.25         $0.59


                  Through March 23, 2001.............                     $1.38         $0.94

         At March 23, 2001, the common stock was held of record by approximately 530 record stockholders. On March 23, 2001, the last sale price for the common stock as reported by Nasdaq was $1.19 per share.

         The company has not paid or declared cash distributions or dividends and does not intend to pay cash dividends on the common stock or its preferred stock in the foreseeable future. Future cash dividends, if any, will be determined by the board of directors based on the company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

         Incorporated herein by reference from portions of the company's annual report to the stockholders for the year ended December 30, 2000, filed as
Exhibit 13 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference from the company's annual report to the stockholders for the year ended December 30, 2000, filed as Exhibit 13 to this Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated herein by reference from the company's annual report to the stockholders for the year ended December 30, 2000, filed as Exhibit 13 to this Form 10-K.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated herein by reference from the company's annual report to the stockholders for the year ended December 30, 2000, filed as Exhibit 13 to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No items are reportable hereunder.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information required herein is incorporated by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 17, 2001, to be filed pursuant to Regulation 14A. Set forth below is certain information regarding the company's directors and executive officers.


NAME                               AGE       POSITION
----                               ---       --------

Lattimore M. Michael                57       Chairman of the Board and Chief Executive Officer
Michael W. Myers                    42       Chief Operating Officer
William N. Griffith                 38       Executive Vice President, Sec./Treasurer and Director
Michael G. Webb                     32       Chief Financial Officer
W. Kurt Henke                       43       Director
Jim L. Peterson                     65       Director
William B. Raiford, III             40       Director
Joseph L. Weiss                     41       Director

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

         Mr. Henke has been a director since 1993. He has been an attorney with Henke-Bufkin since 1992.

         Mr. Peterson is currently the chairman and president of Apigent Solutions. From 1994 to 1999, he was president and chief executive officer of Bojangles' Restaurants, Inc. Prior to joining Bojangles, he was president and chief executive officer for Whataburger, Inc. for 20 years.

         Mr. Raiford has been a director since 1993. He has been an attorney with Merkel & Cocke, P.A. since 1989.

         Mr. Weiss is currently president of A. Weiss Company, a franchisee of the company. He was president and chief operating officer of the company from 1993 to 1999. He has been a director since 1989.

ITEM 11. EXECUTIVE COMPENSATION

         Incorporated herein by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 17, 2001, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 17, 2001, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 17, 2001, to be filed pursuant to Regulation 14A.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)   Consolidated Financial Statements

         The following consolidated financial statements, notes related thereto and report of independent auditors are referenced in Item 8 of this Form 10-K and are incorporated herein by reference from the company's annual report to the stockholders for the year ended December 30, 2000, filed as Exhibit 13 to this Form 10-K:

         - Consolidated Balance Sheets for the years ended December 30, 2000 and January 1, 2000

         - Consolidated Statements of Operations for the years ended December 30, 2000, January 1, 2000 and January 2, 1999

         - Consolidated Statements of Changes in Stockholders' Equity for the years ended December 30, 2000, January 1, 2000 and January 2, 1999

         - Consolidated Statements of Cash Flows for the years ended December 30, 2000, January 1, 2000 and January 2, 1999

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

  10.30                    Promissory Note by and between the Bank of Mississippi and Back Yard Burgers, Inc. dated
                           October 27, 1998.(12)

  10.31                    Promissory Note by and between the Bank of Mississippi and Back Yard Burgers, Inc. dated
                           November 10, 1998.(12)

  10.32                    Lease agreement by and between Amplicon, Inc. and Back Yard Burgers, Inc. dated May 6,
                           1999.(13)

10.33                      Lease agreement by and between Belz Devco, L.P. and Back Yard Burgers, Inc. dated November
                           12, 1999.(14)

10.34*                     Revolving line of credit promissory note and related loan agreement by and between First
                           Tennessee Bank and Back Yard Burgers, Inc. dated November 1, 2000.

 13*                       Registrant's annual report to stockholders for the 52-week period ended December 30, 2000.
                           Portions of the annual report not specifically incorporated by reference herein are not deemed to be filed herewith.

 21*                       Subsidiaries of the Registrant.

(b)      Reports on Form 8-K

         None

(c)      Exhibits

         The exhibits to this report are listed in Item 14(a)(3) above.

(d)      Financial Statement Schedule

         Not applicable

---------

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

(10) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-QSB dated July 4, 1998 and filed on August 14, 1998.

(11) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-QSB dated October 3, 1998 and filed on November 17, 1998.

(12) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-KSB dated January 2, 1999 and filed on April 2, 1999.

(13) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-Q dated July 3, 1999 and filed on August 17, 1999.

(14) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-K dated January 1, 2000 and filed on March 31, 2000.

                                   SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    BACK YARD BURGERS, INC.


                                    By:      /s/ Lattimore M. Michael
                                       ----------------------------------------
                                       Lattimore M. Michael, Chairman
                                       and Chief Executive Officer

                                    Date:    March 29, 2001
                                         --------------------------------------


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


Signature                                            Title                                     Date
---------                                            -----                                     ----


/s/ Lattimore M. Michael                             Chairman of the Board and                 March 29, 2001
--------------------------------------------         Chief Executive Officer
Lattimore M. Michael


/s/ William N. Griffith                              Executive Vice President and Director     March 29, 2001
--------------------------------------------
William N. Griffith


/s/ Michael G. Webb                                  Chief Financial Officer                   March 29, 2001
--------------------------------------------
Michael G. Webb


/s/ W. Kurt Henke                                    Director                                  March 29, 2001
--------------------------------------------
W. Kurt Henke


/s/ Jim Peterson                                     Director                                  March 29, 2001
--------------------------------------------
Jim Peterson


/s/ William B. Raiford, III                          Director                                  March 29, 2001
--------------------------------------------
William B. Raiford, III


/s/ Joseph L. Weiss                                  Director                                  March 29, 2001
--------------------------------------------
Joseph L. Weiss