Form 10-Q
period 2001-03-31
BACK YARD BURGERS INC
filed 2001-05-15
CIK 901495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from              to
                                               ------------    ---------------

                         Commission file number 1-12104

                             BACK YARD BURGERS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                                64-0737163
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

                    Outstanding at April 30, 2001 - 4,626,241

                             BACK YARD BURGERS, INC.

                                      INDEX

                                                                                               Page No.
Part I - Financial Information

Item 1 - Unaudited Consolidated Financial Statements:

             Balance Sheet as of March 31, 2001 and December 30, 2000                             3

             Statement of Income for the Thirteen Weeks Ended
              March 31, 2001 and April 1, 2000                                                    4

             Statement of Cash Flows for the Thirteen Weeks Ended
              March 31, 2001 and April 1, 2000                                                    5

             Notes to Unaudited Financial Statements                                            6-7

Item 2 - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                             8-12

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                              12

Part II - Other Information

Item 1 - Legal Proceedings                                                                       13

Item 2 - Changes in Securities and Use of Proceeds                                               13

Item 3 - Defaults Upon Senior Securities                                                         13

Item 4 - Submission of Matters to a Vote of Security Holders                                     13

Item 5 - Other Information                                                                       13

Item 6 - Exhibits and Reports on Form 8-K                                                        13

Signatures                                                                                       14

BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                                            MARCH 31,            DECEMBER 30,
                                                                              2001                   2000
                                                                          ------------           ------------
ASSETS
Cash and cash equivalents                                                 $      1,198           $      1,041
Receivables, net                                                                   357                    402
Inventories                                                                        196                    208
Current deferred tax asset                                                         163                    140
Prepaid expenses and other current assets                                           95                     58
                                                                          ------------           ------------
   Total current assets                                                          2,009                  1,849

Property and equipment, at depreciated cost                                     12,680                 12,569
Intangible assets                                                                1,864                  1,901
Noncurrent deferred tax asset                                                      740                    824
Note receivable                                                                    352                    359
Other assets                                                                       284                    277
                                                                          ------------           ------------
                                                                          $     17,929           $     17,779
                                                                          ------------           ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                          $        724           $        775
Accrued expenses                                                                 1,195                    987
Reserve for closed stores                                                           42                     46
Income taxes payable                                                                51                     29
Current installments of long-term debt                                             742                    747
                                                                          ------------           ------------
   Total current liabilities                                                     2,754                  2,584

Long-term debt, less current installments                                        4,605                  4,656
Deferred franchise and area development fees                                       374                    459
Other deferred income                                                              442                    457
Other deferred liabilities                                                          64                     68
                                                                          ------------           ------------
   Total liabilities                                                             8,239                  8,224
                                                                          ------------           ------------

Commitments and contingencies                                                       --                     --

Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
    19,763 shares issued and outstanding at March 31, 2001
     (19,763 at December 30, 2000)                                                  --                     --
   Common stock, $.01 par value, 12,000,000 shares authorized;
    4,627,435 shares issued and outstanding at March 31, 2001
     (4,646,103 at December 30, 2000)                                               47                     47
   Paid-in capital                                                              10,165                 10,158
   Treasury stock, at cost, 25,000 shares                                          (28)                    --
   Deficit                                                                        (494)                  (650)
                                                                          ------------           ------------
        Total stockholders' equity                                               9,690                  9,555
                                                                          ------------           ------------
        Total liabilities and stockholders' equity                        $     17,929           $     17,779
                                                                          ------------           ------------


            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
-------------------------------------------------------------------------------

                                                       THIRTEEN WEEKS ENDED
                                                   MARCH 31,            APRIL 1,
                                                     2001                 2000
                                                  ----------           ----------
Revenues:
   Restaurant sales                               $    6,331           $    5,877
   Franchise and area development fees                    99                   43
   Royalty fees                                          439                  385
   Advertising fees                                      113                  110
   Other                                                 152                  159
                                                  ----------           ----------
      Total revenues                                   7,134                6,574
                                                  ----------           ----------

Expenses:
   Cost of restaurant sales                            2,017                1,955
   Restaurant operating expenses                       3,106                3,072
   General and administrative                            816                  804
   Advertising                                           455                  327
   Depreciation and amortization                         331                  320
                                                  ----------           ----------
        Total expenses                                 6,725                6,478
                                                  ----------           ----------
        Operating income                                 409                   96

Interest income                                            7                    7
Interest expense                                        (147)                (128)
Other, net                                               (21)                 121
                                                  ----------           ----------
        Income before income taxes                $      248           $       96
Income taxes                                              92                   31
                                                  ----------           ----------
   Net income                                     $      156           $       65
                                                  ==========           ==========

Income per share:
        Basic                                     $      .03           $      .01
                                                  ==========           ==========
        Diluted                                   $      .03           $      .01
                                                  ==========           ==========

Weighted average number of common shares and common equivalent shares outstanding

        Basic                                          4,632                4,621
                                                  ==========           ==========
        Diluted                                        4,708                4,641
                                                  ==========           ==========


            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
-------------------------------------------------------------------------------


                                                                             THIRTEEN WEEKS ENDED
                                                                        MARCH 31,             APRIL 1,
                                                                          2001                 2000
                                                                       ----------           ----------
Cash flows from operating activities:
   Net Income                                                          $      156           $       65
   Adjustments to reconcile net income to net cash provided
    (used) in operating activities
      Depreciation and amortization of property and equipment                 292                  291
      Deferred income taxes                                                    61                   --
      Amortization of intangible assets                                        37                   29
      Provision for losses on receivables                                      47                   36
      (Gain)/loss on sales of assets                                            1                 (131)
      (Increase) decrease in assets
        Receivables                                                             5                  (46)
        Inventories                                                            12                  (12)
        Prepaid expenses and other current assets                             (37)                 (27)
        Other assets                                                           (7)                  11
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                                 157                  (33)
        Reserve for closed stores                                              (4)                 (10)
        Income taxes payable                                                   22                  (80)
        Other deferred income                                                 (15)                 (65)
        Other deferred liabilities                                             (4)                  (3)
        Deferred franchise and area development fees                          (85)                  38
                                                                       ----------           ----------
           Net cash provided by operating activities                          638                   63
                                                                       ----------           ----------

Cash flows from investing activities:
   Proceeds from sale of property and equipment                                13                   31
   Additions to property and equipment                                       (417)                (221)
                                                                       ----------           ----------
        Net cash used in investing activities                                (404)                (190)
                                                                       ----------           ----------

Cash flows from financing activities:
   Issuance of stock                                                            7                    7
   Purchase of treasury stock                                                 (28)                  --
   Principal payments on long-term debt and capital leases                   (279)                (244)
   Proceeds from issuance of long-term debt                                   223                   --
                                                                       ----------           ----------
        Net cash used in financing activities                                 (77)                (237)
                                                                       ----------           ----------
        Net increase/(decrease) in cash and cash equivalents                  157                 (364)

Cash and cash equivalents
   Beginning of period                                                      1,041                1,697
                                                                       ----------           ----------
   End of period                                                       $    1,198           $    1,333
                                                                       ==========           ==========

Supplemental disclosure of cash flow information
   Income taxes paid                                                   $        9           $      111
                                                                       ----------           ----------
   Interest paid                                                       $      147           $      163
                                                                       ==========           ==========

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

         The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to Financial Statements for the year ended December 30, 2000 included in the company's 2000 Annual Report.

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

                         COMPUTATION OF INCOME PER SHARE
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                 THIRTEEN WEEKS ENDED
                                              --------------------------
                                              MARCH 31,          APRIL 1,
                                                2001              2000
                                              --------          --------
Net Income                                    $    156          $     65
                                              --------          --------
Weighted average number of common
shares outstanding during the period             4,632             4,621
                                              --------          --------
Basic income per share                        $    .03          $    .01
                                              --------          --------

Weighted average number of common
shares outstanding during the period             4,632             4,621

Preferred shares convertible to
common shares                                       20                20
Stock options                                       56                --
                                              --------          --------
                                                 4,708             4,641
                                              --------          --------
Diluted income per share                      $    .03          $    .01
                                              --------          --------

NOTE 3 - DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At March 31, 2001, deferred fees include franchise and area development rights sold during the following years:


                  2001                               $    13
                  2000                                   141
                  Previous years                         220
                                                     -------
                                                     $   374
                                                     =======

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

                           FORWARD-LOOKING INFORMATION

         Certain information included herein may contain statements that are forward-looking, such as statements related to financial items and results, plans for future expansion and other business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition. Forward-looking statements made by the company are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the company. These risks and uncertainties include, but are not limited to, increased competition within the industry for customers, the availability of qualified labor and desirable locations, increased costs for beef, chicken or other food products and the effectiveness of promotional efforts and management decisions related to restaurant growth, financing, franchising and new product development, as well as items described under "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.


         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         As of March 31, 2001, the Back Yard Burgers system included 95 restaurants, of which 35 were company-operated and 60 were franchised. The company's revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company's revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the company's historical operations and operating data for the periods indicated.


                                                             THIRTEEN WEEKS ENDED
                                                             --------------------
                                                             MARCH 31,    APRIL 1,
                                                               2001        2000
                                                             --------     -------
Revenues
    Restaurant sales                                           88.7%        89.4%
    Franchise and area development fees                         1.4           .6
    Royalty fees                                                6.2          5.9
    Advertising fees                                            1.6          1.7
    Other operating revenue                                     2.1          2.4
                                                              -----        -----
    Total revenue                                             100.0%       100.0%
                                                              -----        -----

                                                                   THIRTEEN WEEKS ENDED
                                                                --------------------------
                                                                MARCH 31,          APRIL 1,
                                                                  2001              2000
                                                                --------           -------
Costs and Expenses
  Cost of restaurant sales(1)                                      31.9%             33.3%
  Restaurant operating expenses(1)                                 49.1              52.3
  General and administrative                                       11.4              12.2
  Advertising                                                       6.4               5.0
  Depreciation and amortization                                     4.6               4.9
  Operating income                                                  5.7               1.5
  Interest income                                                    .1                .1
  Interest expense                                                 (2.1)             (1.9)
  Other, net                                                        (.3)              1.8
  Income before income taxes                                        3.5               1.5
  Income taxes(2)                                                 (37.1)            (32.3)
  Net income                                                        2.2               1.0


                                                                THIRTEEN WEEKS ENDED
                                                               ------------------------
                                                               MARCH 31,       APRIL 1,
                                                                 2001            2000
                                                               --------        --------
                                                                        ($000'S)
System-wide restaurant sales
    Company-operated                                           $  6,331        $  5,877
    Franchised                                                   11,183           9,770
                                                               --------        --------
        Total                                                  $ 17,514        $ 15,647
                                                               --------        --------

Average annual sales per restaurant open for a
full year(3)
    Company-operated                                           $    744        $    749
    Franchised                                                 $    770        $    787
    System-wide                                                $    758        $    771

Number of restaurants
    Company-operated                                                 35              34
    Franchised                                                       60              53
                                                               --------        --------
        Total                                                        95              87
                                                               --------        --------

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

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED MARCH 31, 2001 AND APRIL 1, 2000.

         RESTAURANT SALES increased 7.7% to $6,331,000 during the thirteen weeks ended March 31, 2001, from $5,877,000 for the same 2000 period. This increase is due to a net increase of one company-operated unit, as well as a 2.4% increase in same-store sales at restaurants open for more than one year.

         FRANCHISE AND AREA DEVELOPMENT FEES increased to $99,000 for the thirteen weeks ended March 31, 2001, from $43,000 in the year-earlier period. Five new franchise stores opened during the thirteen weeks ended March 31, 2001 compared with three openings in the year-earlier period.

         ROYALTY FEES increased 14.0% to $439,000 during the thirteen week period ended March 31, 2001, compared to $385,000 during the same period in 2000. The change is due to a net increase of seven franchised stores since April 1, 2000. This increase was partially offset by a 2.0% decrease in same-store sales at franchised restaurants compared with the prior year period.

         COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $2,017,000 for the thirteen weeks ended March 31, 2001, and $1,955,000 during the same period in 2000, decreasing as a percentage of restaurant sales to 31.9% from 33.3%. This decrease as a percentage of sales is due to the introduction of 100% Black Angus beef hamburgers during the fourth quarter of 2000, which resulted in improved margins on hamburger sales.

         RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $3,106,000 for the thirteen weeks ended March 31, 2001, from $3,072,000 in the same prior year period, decreasing as a percentage of restaurant sales to 49.1%, from 52.3% for the year-earlier period. This change is primarily the result of a decrease in labor costs of 1.8% and maintenance costs of 0.9%.

         GENERAL AND ADMINISTRATIVE COSTS which increased to $816,000 for the thirteen weeks ended March 31, 2001 from $804,000 in the same year earlier period, decreased as a percentage of total revenue for the thirteen weeks ended March 31, 2001, to 11.4% from 12.2% in the same period in 2000. The increase of $12,000 is due to preopening costs incurred in the first quarter of 2001 of $5,400 that were not incurred in the same period last year. The remainder of the increase was due to an increase in corporate personnel costs, partially offset by a decrease in other general and administrative costs.

         ADVERTISING EXPENSE which increased to $455,000 for the thirteen weeks ended March 31, 2001, from $327,000 in the same period in 2000, increased as a percentage of total revenues to 6.4% from 5.0%. The company spent an additional 1.0% of sales on local advertising during the first quarter of 2001, compared with the first quarter of 2000.

         INTEREST EXPENSE increased 14.8% to $147,000 for the thirteen weeks ended March 31, 2001, from $128,000 in the year-earlier period. Since April 1, 2000, debt decreased by $587,000, or 9.9%, to $5,347,000 as of March 31, 2001.

         OTHER, NET expense was $21,000 for the thirteen weeks ended March 31, 2001, compared with a net income of $121,000 in the prior year. This change is due to the recognition of $131,000 in net gains on the sale of assets during the first quarter of 2000.

IMPAIRMENT OF LONG-LIVED ASSETS

         The company reviews the carrying value of its long-lived and intangible assets for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired. In the past, the company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded. During the thirteen weeks ended March 31, 2001, $4,000 of lease obligation payments were incurred for closed stores and charged against this reserve. As of March 31, 2001, the company's remaining accrual for all future lease obligations discussed above was $42,000 for the remaining lease payments due, net of estimated sub-lease income.

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures totaled $417,000 for the thirteen weeks ended March 31, 2001 and $221,000 for the year-earlier period. Generally, the company constructs its restaurant buildings on leased properties for its company-operated restaurants. The average monthly lease cost for the 14 company-operated restaurants on leased sites at March 31, 2001 is approximately $3,385 per month. For the 12 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $5,283.

         Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $331,000 for the thirteen weeks ended March 31, 2001 and $320,000 for the year-earlier period.

         Cash provided by operations for the thirteen week period ended March 31, 2001, was $638,000 compared with $63,000 in the year-earlier period. In recent history, cash from operations and debt have been used for the addition of dining rooms to certain existing double drive-thru restaurants, new restaurants and equipment.

         As of March 31, 2001, the company had total long-term debt of $5,347,000 and unused lines of credit and loan commitments of potential additional borrowings of $1,626,000. No additional debt commitments were made by the company during the thirteen weeks ended March 31, 2001.

         On January 2, 2001, the company's board of directors adopted a stock repurchase plan that allows the company to repurchase up to 500,000 shares of its outstanding common stock. As of March 31, 2001, the company had repurchased 25,000 shares of common stock under the plan. The company expects to finance the cost to repurchase shares under the stock buyback program with existing cash on hand as well as internally generated funds.

         The company budgeted capital expenditures of approximately $2 million in fiscal year 2001, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional company-operated restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems, including enhancements to our point-of-sale system. As of March 31, 2001 the company had spent $417,000 of these budgeted capital expenditures. The company expects to fund these capital expenditures through borrowings under its existing line of credit and cash flow from operations. The company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the company's needs for the foreseeable future.

SEASONALITY AND INFLATION

         While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirteen weeks ended March 31, 2001. Increases in food, labor or other operating costs could adversely affect the company's operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

CONVERSION OF PREFERRED STOCK

         In accordance with the provisions of the company's Certificate of Incorporation regarding preferred stock, as a result of the company's having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of March 31, 2001, only 19,763 shares have yet to be converted.

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

         During the thirteen weeks ended March 31, 2001, the cost of beef and chicken was relatively stable; however, management of the company expects these costs to rise at some point in the future, and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.

         Due to the competitive nature of the restaurant industry, site selection continues to be challenging as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

         Company-operated same-store sales increased 2.4% during the thirteen weeks ended March 31, 2001. In an effort to enhance product quality, the company introduced 100% Balck Angus beef products in all of its company-operated stores during the fourth quarter of 2000, which has had a positive impact on same-store sales.

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

         Less than 25% of the company's debt portfolio as of March 31, 2001, had variable rates or had maturity dates of less than two years. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $4,000 annually, depending on the timing of the rate changes and debt maturities.

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

                    None

     Item 3      Defaults Upon Senior Securities

                    Not Applicable

     Item 4      Submission of Matters to a Vote of Security Holders

                    None

     Item 5      Other Information

                    None

     Item 6      Exhibits and Reports on Form 8-K

                    Exhibits
                        None

                    Reports on Form 8-K
                        Date                  Description
                        January 2, 2001       On January 2, 2001, the company
                                              filed a Form 8-K announcing that
                                              its board of directors had
                                              authorized the repurchase of up to
                                              500,000 shares or approximately
                                              10.7% of the company's outstanding
                                              common stock.

                                   SIGNATURES


In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.


                                          BACK YARD BURGERS, INC.


Date: May 14, 2001                        By: /s/ Lattimore M. Michael
------------------                            ---------------------------------
                                              Lattimore M. Michael
                                              Chairman and Chief Executive
                                              Officer


Date: May 14, 2001                        By: /s/ Michael G. Webb
------------------                            ---------------------------------
                                              Michael G. Webb
                                              Chief Financial Officer