Form 10-Q
period 2001-06-30
BACK YARD BURGERS INC
filed 2001-08-13
CIK 901495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from _______________ to __________________

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

                    Outstanding at July 31, 2001 - 4,630,868

                             BACK YARD BURGERS, INC.

                                      INDEX

                                                                                Page No.
Part I - Financial Information

Item 1 - Unaudited Consolidated Financial Statements:

                  Balance Sheet as of June 30, 2001 and December 30, 2000           3

                  Statement of Income for the Thirteen and Twenty-Six Weeks Ended
                    June 30, 2001 and July 1, 2000                                  4

                  Statement of Cash Flows for the Twenty-Six Weeks Ended
                    June 30, 2001 and July 1, 2000                                  5

                  Notes to Unaudited Financial Statements                          6-7

Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                             8-14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                14

Part II - Other Information

Item 1 - Legal Proceedings                                                         15

Item 2 - Changes in Securities and Use of Proceeds                                 15

Item 3 - Defaults Upon Senior Securities                                           15

Item 4 - Submission of Matters to a Vote of Security Holders                       15

Item 5 - Other Information                                                         15

Item 6 - Exhibits and Reports on Form 8-K                                          15

Signatures                                                                         16

BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)



                                                                  JUNE 30,   DECEMBER 30,
                                                                    2001        2000
                                                                  --------    --------
ASSETS

Cash and cash equivalents                                         $  1,550    $  1,041
Receivables, less allowance for doubtful accounts of
  $279 ($218 in 2000)                                                  585         402
Inventories                                                            227         208
Current deferred tax asset                                             192         140
Prepaid expenses and other current assets                               83          58
                                                                  --------    --------
   Total current assets                                              2,637       1,849

Property and equipment, at depreciated cost                         12,804      12,569
Intangible assets                                                    1,826       1,901
Noncurrent deferred tax asset                                          547         824
Note receivable                                                        351         359
Other assets                                                           286         277
                                                                  --------    --------
                                                                  $ 18,451    $ 17,779
                                                                  --------    --------
LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                  $    855    $    775
Accrued expenses                                                      1510         987
Reserve for closed stores                                               38          46
Income taxes payable                                                   100          29
Current installments of long-term debt                                 597         747
                                                                  --------    --------
   Total current liabilities                                         3,100       2,584

Long-term debt, less current installments                            4,478       4,656
Deferred franchise and area development fees                           367         459
Other deferred income                                                  384         457
Other deferred liabilities                                              60          68
                                                                  --------    --------
   Total liabilities                                                 8,389       8,224
                                                                  --------    --------
Commitments and contingencies                                           --          --

Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
    19,763 shares issued and outstanding at June 30, 2001
    (19,763 at December 30, 2000)                                       --          --
   Common stock, $.01 par value, 12,000,000 shares authorized;
      4,632,062 shares issued and outstanding at June 30, 2001
      (4,646,103 at December 30, 2000)                                  47          47
   Paid-in capital                                                  10,172      10,158
   Treasury stock, at cost, 25,000 shares (zero shares in 2000)        (28)         --
   Deficit                                                            (129)       (650)
                                                                  --------    --------
        Total stockholders' equity                                  10,062       9,555
                                                                  --------    --------
        Total liabilities and stockholders' equity                $ 18,451    $ 17,779
                                                                  --------    --------


            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                             THIRTEEN WEEKS        TWENTY-SIX WEEKS
                                                 ENDED                   ENDED
                                           ------------------    --------------------
                                           JUNE 30,   JULY 1,     JUNE 30,    JULY 1,
                                            2001       2000        2001        2000
                                           -------    -------    --------    --------
Revenues:
   Restaurant sales                        $ 7,387    $ 6,975    $ 13,718    $ 12,852
   Franchise and area development fees          42         72         141         115
   Royalty fees                                525        437         964         822
   Advertising fees                            135        119         248         229
   Other                                       254        156         406         315
                                           -------    -------    --------    --------
      Total revenues                         8,343      7,759      15,477      14,333
                                           -------    -------    --------    --------
Expenses :
   Cost of restaurant sales                  2,371      2,309       4,388       4,264
   Restaurant operating expenses             3,396      3,375       6,502       6,447
   General and administrative                  978        859       1,794       1,663
   Advertising                                 503        493         958         820
   Depreciation and amortization               336        336         667         656
                                           -------    -------    --------    --------
        Total expenses                       7,584      7,372      14,309      13,850
                                           -------    -------    --------    --------
        Operating income                       759        387       1,168         483

Interest income                                  4         11          11          18
Interest expense                              (127)      (165)       (274)       (293)
Other, net                                     (17)       116         (38)        237
                                           -------    -------    --------    --------
   Income before income taxes              $   619    $   349    $    867    $    445
Income taxes                                   254        128         346         159
                                           -------    -------    --------    --------
   Net income                              $   365    $   221    $    521    $    286
                                           -------    -------    --------    --------
Income per share:
   Basic                                   $   .08    $   .05    $    .11    $    .06
                                           -------    -------    --------    --------
   Diluted                                 $   .08    $   .05    $    .11    $    .06
                                           -------    -------    --------    --------
Weighted average number of common shares
and common equivalent shares outstanding
   Basic                                     4,630      4,628       4,631       4,625
                                           -------    -------    --------    --------
   Diluted                                   4,753      4,650       4,730       4,645
                                           -------    -------    --------    --------



            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                TWENTY-SIX WEEKS
                                                                     ENDED
                                                               -------------------
                                                                JUNE 30,   JULY 1,
                                                                  2001      2000
                                                                -------    -------
Cash flows from operating activities:
   Net Income                                                   $   521    $   286
   Adjustments to reconcile net income to net cash provided
    (used) in operating activities
      Depreciation and amortization of property and equipment       588        596
      Deferred income taxes                                         225       (117)
      Amortization of intangible assets                              79         60
      Provision for losses on receivables                            95         72
      (Gain)/loss on sales of assets                                  1       (271)
      (Increase) decrease in assets
        Receivables                                                (278)      (227)
        Inventories                                                 (19)       (29)
        Prepaid expenses and other current assets                   (25)       (23)
        Other assets                                                (13)        10
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                       603       (163)
        Reserve for closed stores                                    (8)       (25)
        Income taxes payable                                         71        166
        Other deferred income                                       (73)       (40)
        Other deferred liabilities                                   (8)        (6)
        Deferred franchise and area development fees                (92)        21
                                                                -------    -------
           Net cash provided by operating activities              1,667        310
                                                                -------    -------
Cash flows from investing activities:
   Proceeds from sale of property and equipment                      13        155
   Proceeds on notes receivable                                       8         --
   Goodwill acquisition costs                                        --       (225)
   Additions to property and equipment                             (837)      (581)
                                                                -------    -------
        Net cash used in investing activities                      (816)      (651)
                                                                -------    -------
Cash flows from financing activities:
   Issuance of stock                                                 14         15
   Purchase of treasury stock                                       (28)        --
   Principal payments on long-term debt and capital leases         (551)      (357)
   Proceeds from issuance of long-term debt                         223         --
                                                                -------    -------
        Net cash provided by financing activities                  (342)      (342)
                                                                -------    -------
        Net increase (decrease) in cash and cash equivalents        509       (683)

Cash and cash equivalents
   Beginning of period                                            1,041      1,697
                                                                -------    -------
   End of period$                                                 1,550    $ 1,014
                                                                -------    -------
Supplemental disclosure of cash flow information
   Income taxes paid                                            $    50    $   111
                                                                -------    -------
   Interest paid                                                $   284    $   328
                                                                -------    -------
Noncash investing and financing activities
   Property and equipment sold for a note receivable            $    --    $   119
                                                                -------    -------
   Goodwill acquired with note payable                          $    --    $   600
                                                                -------    -------

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

                         COMPUTATION OF INCOME PER SHARE
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                           THIRTEEN WEEKS       TWENTY-SIX WEEKS
                                               ENDED                 ENDED
                                        -------------------   -------------------
                                        JUNE 30,    JULY 1,   JUNE 30,    JULY 1,
                                          2001       2000       2001       2000
                                         ------     ------     ------     ------
Net Income                               $  365     $  221     $  521     $  286
                                         ------     ------     ------     ------
Weighted average number of common
shares outstanding during the period      4,630      4,628      4,631      4,625
                                         ------     ------     ------     ------
Basic income per share                   $  .08     $  .05     $  .11     $  .06
                                         ------     ------     ------     ------
Weighted average number of common
shares outstanding during the period      4,630      4,628      4,631      4,625

Preferred shares convertible to
common shares                                20         20         20         20

Stock options                               103          2         79         --
                                         ------     ------     ------     ------
                                          4,753      4,650      4,730      4,645
                                         ------     ------     ------     ------
Diluted income per share                 $  .08     $  .05     $  .11     $  .06
                                         ------     ------     ------     ------

NOTE 3 - DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At June 30, 2001, deferred fees include franchise and area development rights sold during the following years:

                  2001                                               $  48
                  2000                                                 119
                  Previous years                                       200
                                                                     -----
                                                                     $ 367
                                                                     -----

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



            See accompanying notes to unaudited financial statements

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

         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         As of June 30, 2001, the Back Yard Burgers system included 98 restaurants, of which 36 were company-operated and 62 were franchised. The company's revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company's revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the company's historical operations and operating data for the periods indicated.

                                                       TWENTY-SIX WEEKS
                                                             ENDED
                                                     --------------------
                                                     JUNE 30,     JULY 1,
                                                       2001        2000
                                                      ------      ------
Revenues
    Restaurant sales                                    88.7%       89.7%
    Franchise and area development fees                   .9          .8
    Royalty fees                                         6.2         5.7
    Advertising fees                                     1.6         1.6
    Other operating revenue                              2.6         2.2
                                                      ------      ------
    Total revenue                                      100.0%      100.0%
                                                      ------      ------

                                                               TWENTY-SIX WEEKS ENDED
                                                               -----------------------
                                                                JUNE 30,      JULY 1,
                                                                  2001          2000
                                                               ---------     ---------
Costs and Expenses
    Cost of restaurant sales (1)                                    32.0%         33.2%
    Restaurant operating expenses (1)                               47.4          50.2
    General and administrative                                      11.6          11.6
    Advertising                                                      6.2           5.7
    Depreciation and amortization                                    4.3           4.6
    Operating income                                                 7.5           3.4
    Interest income                                                   .1            .1
    Interest expense                                                (1.8)         (2.0)
    Other, net                                                       (.2)          1.6
    Income before income taxes                                       5.6           3.1
    Income taxes (2)                                               (39.9)        (35.7)
    Net income                                                       3.4           2.0





                                                               TWENTY-SIX WEEKS ENDED
                                                               -----------------------
                                                                JUNE 30,      JULY 1,
                                                                  2001          2000
                                                               ---------     ---------
                                                                      ($000'S)
System-wide restaurant sales
    Company-operated                                           $  13,718     $  12,852
    Franchised                                                    24,454        20,935
                                                               ---------     ---------
        Total                                                  $  38,172     $  33,787
                                                               ---------     ---------
Average annual sales per restaurant open for a full year (3)
    Company-operated                                           $     768     $     748
    Franchised                                                 $     764     $     766
    System-wide                                                $     766     $     758

Number of restaurants
    Company-operated                                                  36            37
    Franchised                                                        62            53
                                                               ---------     ---------
        Total                                                         98            90
                                                               ---------     ---------



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

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000.

         RESTAURANT SALES increased 5.9% to $7,387,000 during the thirteen weeks ended June 30, 2001, compared to $6,975,000 for the year-earlier period. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 5.8% during the thirteen weeks ended June 30, 2001.

         FRANCHISE AND AREA DEVELOPMENT FEES were $42,000 for the thirteen weeks ended June 30, 2001, due to the recognition of income during the current year relating to the opening of two franchised stores, compared with fees recognized of $72,000 from three openings in the year-earlier period.

         ROYALTY FEES increased 20.1% to $525,000 during the thirteen-week period ended June 30, 2001, compared to $437,000 during the same period in 2000. This is due to an increase in franchised restaurant sales upon which the fees are based. The company had 62 franchised stores open as of June 30, 2001. This is a net increase of nine stores, or 17.0% from the end of the second quarter of 2000.

         ADVERTISING FEES increased 13.4% to $135,000 for the thirteen weeks ended June 30, 2001, compared to $119,000 during the comparable period in 2000. This is due to an increase in franchised restaurant sales, upon which a portion of the fees are based. The company had 62 franchised stores open as of June 30, 2001. This is a net increase of nine stores, or 17.0% from the end of the second quarter of 2000.

         OTHER REVENUES increased to $254,000 for the thirteen weeks ended June 30, 2001 compared to $156,000 during the year-earlier period. The increase is due primarily to an increase in vendor rebates earned in the current year.

         COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $2,371,000 for the thirteen weeks ended June 30, 2001, and $2,309,000 during the same period in 2000, decreasing as a percentage of restaurant sales to 32.1% from 33.1%. This decrease as a percentage of sales is primarily due to price increases taken by the company with the introduction of its 100% Black Angus beef hamburgers during the fourth quarter of 2000.

         RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $3,396,000 for the thirteen weeks ended June 30, 2001, from $3,375,000 in the same prior year period, decreasing as a percentage of restaurant sales to 46.0%, from 48.4% for the year-earlier period. A portion of this decrease as a percentage of sales was due to the increase in same-store sales for the quarter given the fixed or semi-variable nature of some operating expenses as well as a decrease in labor costs as a percentage of sales of 1.8% over the year-earlier period.

         GENERAL AND ADMINISTRATIVE COSTS which increased to $978,000 for the thirteen weeks ended June 30, 2001 from $859,000 in the same year earlier period, increased as a percentage of total revenue for the thirteen weeks ended June 30, 2001, to 11.7% from 11.1% in the year-earlier period. The increase of $119,000 is due to increased spending in the areas of marketing, operations training, information technology, franchise recruiting and travel to existing franchise markets as well as new franchise openings.

         INTEREST EXPENSE decreased 23.0% to $127,000 for the thirteen weeks ended June 30, 2001, from $165,000 in the year-earlier period. Since July 1, 2000, debt decreased by $1,346,000, or 21.0%, to $5,075,000 as of June 30, 2001.

         OTHER, NET expense was $17,000 for the thirteen weeks ended June 30, 2001, compared with a net $116,000 income in the prior year. This change is primarily due to the recognition of $140,000 in net gains on the sale of assets during the second quarter of 2000.

COMPARISON OF THE COMPANY'S RESULTS FOR THE TWENTY-SIX WEEKS ENDED JUNE 30, 2001 AND JULY 1, 2000.

         RESTAURANT SALES increased 6.7% to $13,718,000 during the twenty-six weeks ended June 30, 2001 compared to $12,852,000 in the year-earlier period. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 4.2%.

         FRANCHISE AND AREA DEVELOPMENT FEES increased to $141,000 for the twenty-six weeks ended June 30, 2001 compared to $115,000 during the comparable period in 2000. The increase is due to the opening of seven franchised restaurants during the first two quarters of 2001 compared with six openings in the first two quarters of 2000.

         ROYALTY FEES increased 17.3% to $964,000 during the twenty-six week period ended June 30, 2001 compared to $822,000 during the same period in 2000. This is due to an increase in franchised restaurant sales upon which the fees are based. The company had 62 franchised stores open as of June 30, 2001. This is a net increase of nine stores, or 17.0% from the end of the second quarter of 2000.

         ADVERTISING FEES increased 8.3% to $248,000 for the twenty-six weeks ended June 30, 2001 compared to $229,000 during the comparable period in 2000. This is due to an increase in franchised restaurant sales, upon which a portion of the fees are based. The company had 62 franchised stores open as of June 30, 2001. This is a net increase of nine stores, or 17.0% from the end of the second quarter of 2000. This increase was offset by a reduction of fees collected for direct mail programs since the prior year.

         OTHER REVENUES increased 28.9% to $406,000 for the twenty-six weeks ended June 30, 2001 compared to $315,000 during the year-earlier period. The increase is due to an increase in vendor rebates earned in the current year.

         COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $4,388,000 for the twenty-six weeks ended June 30, 2001, and $4,264,000 during the same period in 2000, decreasing as a percentage of restaurant sales to 32.0% from 33.2%. This decrease as a percentage of sales is primarily due to price increases taken by the company with the introduction of its 100% Black Angus beef hamburgers during the fourth quarter of 2000.

         RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $6,502,000 for the twenty-six weeks ended June 30, 2001, from $6,447,000 in the same prior year period, decreasing as a percentage of restaurant sales to 47.4%, from 50.2% for the year-earlier period. A portion of this decrease as a percentage of sales was due to the increase in same-store sales for the quarter given the fixed or semi-variable nature of some operating expenses. A decrease of 1.5% in labor costs as a percentage of sales as well as comparable spending on other costs of a fixed and semi-variable nature, such as rent and utilities accounted for the remaining 1.3% decrease over the prior year.

         GENERAL AND ADMINISTRATIVE COSTS increased to $1,794,000 for the twenty-six weeks ended June 30, 2001 from $1,663,000 in the same year earlier period. The increase of $131,000 is due to increased spending in the areas of marketing, operations training, information technology, franchise recruiting and travel to existing franchise markets as well as new franchise openings.

         ADVERTISING EXPENSE, which increased to $958,000 for the twenty-six weeks ended June 30, 2001, from $820,000 in the same period in 2000, increased as a percentage of total revenues to 6.2% from 5.7%. This year-to-date increase is due to the company spending an additional 1.0% of sales on local advertising during the first quarter of 2001, compared with the first quarter of 2000.

         INTEREST EXPENSE decreased 6.5% to $274,000 for the twenty-six weeks ended June 30, 2001, from $293,000 in the year-earlier period. Since July 1, 2000, debt decreased by $1,346,000, or 21.0%, to $5,075,000 as of June 30, 2001.

         OTHER, NET expense was $38,000 for the twenty-six weeks ended June 30, 2001, compared with a net $237,000 income in the prior year. This change is primarily due to the recognition of $271,000 in net gains on the sale of assets during fiscal year 2000.

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

         In the past, the company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded. During the twenty-six weeks ended June 30, 2001, $8,000 of lease obligation payments were incurred for closed stores and charged against this reserve. As of June 30, 2001, the company's remaining accrual for all future lease obligations discussed above was $38,000 for the remaining lease payments due, net of estimated sub-lease income.

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures totaled $837,000 for the twenty-six weeks ended June 30, 2001 and $581,000 for the year-earlier period. Generally, the company constructs its restaurant buildings on leased properties for its company-operated restaurants. The average monthly lease cost for the 14 company-operated restaurants on leased sites at June 30, 2001 is approximately $3,433 per month. For the 13 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $5,515.

         Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $667,000 for the twenty-six weeks ended June 30, 2001 and $656,000 for the year-earlier period.

         Cash provided by operations for the twenty-six week period ended June 30, 2001, was $1,667,000 compared with $310,000 in the year-earlier period. In recent history, cash from operations and debt have been used for the addition of dining rooms to certain existing double drive-thru restaurants, new restaurants and equipment.

         As of June 30, 2001, the company had total long-term debt of $5,075,000 and unused lines of credit and loan commitments of potential additional borrowings of $1,626,000. During the first quarter of 2001, the company secured capital lease agreements with effective interest rates of approximately 9.4% to finance the acquisition of $223,000 of restaurant equipment. No additional debt commitments were made by the company during the twenty-six weeks ended June 30, 2001.

         On January 2, 2001, the company's board of directors adopted a stock repurchase plan that allows the company to repurchase up to 500,000 shares of its outstanding common stock. As of June 30, 2001, the company had repurchased 25,000 shares of common stock under the plan. The company expects to finance the cost to repurchase shares under the stock buyback program with existing cash on hand as well as internally generated funds.

         The company budgeted capital expenditures of approximately $2 million in fiscal year 2001, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional company-operated restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems, including enhancements to our point-of-sale system. As of June 30, 2001, the company had spent $837,000 of these budgeted capital expenditures. The company expects to fund these capital expenditures through borrowings under its existing line of credit and cash flow from operations. The company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the company's needs for the forseeable future.

SEASONALITY AND INFLATION

         While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the twenty-six weeks ended June 30, 2001. Increases in food, labor or other operating costs could adversely affect the company's operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

CONVERSION OF PREFERRED STOCK

         In accordance with the provisions of the company's Certificate of Incorporation regarding preferred stock, as a result of the company's having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on July 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of June 30, 2001, only 19,763 shares have yet to be converted.

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

         During the twenty-six weeks ended June 30, 2001, the cost of beef and chicken was relatively stable; however, management of the company expects these costs to rise at some point in the future, and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.

         Due to the competitive nature of the restaurant industry, site selection continues to be challenging as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

         Company-operated same-store sales increased 4.2% during the twenty-six weeks ended June 30, 2001. In an effort to enhance product quality, the company introduced 100% Black Angus beef products in all of its company-operated stores during the fourth quarter of 2000, which has had a positive impact on same-store sales.

         The future success of the company will be determined, to a great extent, by its ability to positively address these issues.

         Item 3 Quantitative and Qualitative Disclosures About Market Risk

         The company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates on variable rate debt and the repricing of fixed rate debt at maturity. Management monitors interest rate fluctuations as an integral part of the company's overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potential adverse effect on our results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as food, labor and occupancy costs.

         Less than 25% of the company's debt portfolio as of June 30, 2001, had variable rates or had maturity dates of less than two years. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $4,000 annually, depending on the timing of the rate changes and debt maturities.

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

                       None

         Item 3  Defaults Upon Senior Securities

                       Not Applicable

         Item 4  Submission of Matters to a Vote of Security Holders

                       On May 17, 2001, the Company held its Annual Meeting of
                 Stockholders in Memphis, Tennessee, for the purpose of: (1) electing one Class I member to the Board of Directors; (2) ratifying the appointment of PricewaterhouseCoopers LLP as independent public accountants for 2001, and (3) to transact such other business as may have properly come before the meeting or an adjournment thereof.

                 The election of William B. Raiford, III to the Board of Directors was ratified at the meeting as follows:

                       For                                  4,250,743
                       Withheld                                28,043

                 The appointment of PricewaterhouseCoopers LLP as independent public accountants was ratified at the meeting as follows:

                       For                                  4,252,308
                       Against                                 17,155
                       Abstentions                              9,323

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


                                    BACK YARD BURGERS, INC.


Date: August 13, 2001               By: /s/Lattimore M. Michael
---------------------                   ----------------------------------------
                                        Lattimore M. Michael
                                        Chairman and Chief Executive Officer



Date: August 13, 2001               By: /s/Michael G. Webb
---------------------                   ----------------------------------------
                                        Michael G. Webb
                                        Chief Financial Officer