Form 10-Q
period 2001-09-29
BACK YARD BURGERS INC
filed 2001-11-13
CIK 901495

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2001

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

                   Outstanding at October 31, 2001 - 4,640,537

                             BACK YARD BURGERS, INC.

                                      INDEX

                                                                                          Page No.

Part I - Financial Information

Item 1 - Unaudited Consolidated Financial Statements:

                  Balance Sheet as of September 29, 2001 and December 30, 2000               3

                  Statement of Income for the Thirteen and Thirty-Nine Weeks Ended
                   September 29, 2001 and September 30, 2000                                 4

                  Statement of Cash Flows for the Thirty-Nine Weeks Ended
                   September 29, 2001 and September 30, 2000                                 5

                  Notes to Unaudited Financial Statements                                  6-7

Item 2 - Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                     8-14

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                          14

Part II - Other Information

Item 1 - Legal Proceedings                                                                   15

Item 2 - Changes in Securities and Use of Proceeds                                           15

Item 3 - Defaults Upon Senior Securities                                                     15

Item 4 - Submission of Matters to a Vote of Security Holders                                 15

Item 5 - Other Information                                                                   15

Item 6 - Exhibits and Reports on Form 8-K                                                    15


Signatures                                                                                   16

BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)

                                                                        SEPTEMBER 29,     DECEMBER 30,
                                                                             2001              2000
                                                                        -------------     -----------
ASSETS
Cash and cash equivalents                                                  $  1,612         $  1,041
Receivables, less allowance for doubtful accounts of                            410              402
   $309 ($205 in 2000)
Inventories                                                                     230              208
Current deferred tax asset                                                      215              140
Prepaid expenses and other current assets                                        94               58
                                                                           --------         --------
   Total current assets                                                       2,561            1,849

Property and equipment, at depreciated cost                                  12,591           12,569
Intangible assets                                                             1,788            1,901
Noncurrent deferred tax asset                                                   477              824
Note receivable                                                                 345              359
Other assets                                                                    294              277
                                                                           --------         --------
                                                                           $ 18,056         $ 17,779
                                                                           --------         --------

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                           $    650         $    775
Accrued expenses                                                              1,190              987
Reserve for closed stores                                                        36               46
Income taxes payable                                                             78               29
Current installments of long-term debt                                          599              747
                                                                           --------         --------
   Total current liabilities                                                  2,553            2,584

Long-term debt, less current installments                                     4,355            4,656
Deferred franchise and area development fees                                    357              459
Other deferred income                                                           389              457
Other deferred liabilities                                                       59               68
                                                                           --------         --------
   Total liabilities                                                          7,713            8,224
                                                                           --------         --------

Commitments and contingencies                                                    --               --

Stockholders' equity
   Preferred stock, $.01 par value, 2,000,000 shares authorized;
     19,763 shares issued and outstanding at September 29, 2001
     (19,763 at December 30, 2000)                                               --               --
   Common stock, $.01 par value, 12,000,000 shares authorized;
      4,638,891 shares issued and outstanding at September 29, 2001
      (4,646,103 at December 30, 2000)                                           47               47
   Paid-in capital                                                           10,178           10,158
   Treasury stock, at cost, 25,000 shares (zero shares in 2000)                 (28)              --
   Retained earnings / (deficit)                                                146             (650)
                                                                           --------         --------
        Total stockholders' equity                                           10,343            9,555
                                                                           --------         --------
        Total liabilities and stockholders' equity                         $ 18,056         $ 17,779
                                                                           --------         --------


            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                               -----------------------------   ------------------------------
                                               SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,    SEPTEMBER 30,
                                                   2001             2000            2001             2000
                                               -------------   -------------   -------------    -------------
Revenues:
   Restaurant sales                              $ 7,040         $ 7,009         $ 20,758         $ 19,861
   Franchise and area development fees                40              45              181              160
   Royalty fees                                      508             416            1,472            1,238
   Advertising fees                                  129             121              377              350
   Other                                             205             190              611              505
                                                 -------         -------         --------         --------
        Total revenues                             7,922           7,781           23,399           22,114
                                                 -------         -------         --------         --------

Expenses:
   Cost of restaurant sales                        2,289           2,250            6,677            6,514
   Restaurant operating expenses                   3,312           3,384            9,814            9,831
   General and administrative                        945             920            2,739            2,583
   Advertising                                       453             503            1,411            1,323
   Depreciation and amortization                     346             327            1,013              983
                                                 -------         -------         --------         --------
        Total expenses                             7,345           7,384           21,654           21,234
                                                 -------         -------         --------         --------

        Operating income                             577             397            1,745              880

Interest income                                        5              12               16               30
Interest expense                                    (130)           (165)            (404)            (458)
Other, net                                           (17)            (18)             (55)             219
                                                 -------         -------         --------         --------
        Income before income taxes               $   435         $   226         $  1,302         $    671
Income taxes                                         160              81              506              240
                                                 -------         -------         --------         --------
   Net income                                    $   275         $   145         $    796         $    431
                                                 -------         -------         --------         --------

Income per share:
   Basic                                         $   .06         $   .03         $    .17         $    .09
                                                 -------         -------         --------         --------
   Diluted                                       $   .06         $   .03         $    .17         $    .09
                                                 -------         -------         --------         --------

Weighted average number of common shares
   and common equivalent shares outstanding
   Basic                                           4,636           4,636            4,633            4,628
                                                 -------         -------         --------         --------
   Diluted                                         4,771           4,656            4,744            4,649
                                                 -------         -------         --------         --------


            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                            THIRTY-NINE WEEKS ENDED
                                                                        ------------------------------
                                                                        SEPTEMBER 29,    SEPTEMBER 30,
                                                                        -------------    -------------
                                                                             2001             2000
                                                                        -------------    -------------
Cash flows from operating activities:
    Net Income                                                             $    796         $    431
    Adjustments to reconcile net income to net cash provided
    by operating activities
      Depreciation of property and equipment                                    894              884
      Deferred income taxes                                                     272              159
      Amortization of intangible and other assets                               119               99
      Provision for losses on receivables                                       125              114
      (Gain)/loss on sales of assets                                              1             (271)
      (Increase) decrease in assets
        Receivables                                                            (133)            (195)
        Inventories                                                             (22)             (13)
        Prepaid expenses and other current assets                               (36)              32
        Other assets                                                            (23)             (17)
      Increase (decrease) in liabilities
        Accounts payable and accrued expenses                                    78              (13)
        Reserve for closed stores                                               (10)             (37)
        Income taxes payable                                                     49              (64)
        Other deferred income                                                   (68)             (96)
        Other deferred liabilities                                               (9)              (9)
        Deferred franchise and area development fees                           (102)             (22)
                                                                           --------         --------
           Net cash provided by operating activities                          1,931              982
                                                                           --------         --------

Cash flows from investing activities:
    Proceeds from sales of property and equipment                                13              155
    Proceeds on notes receivable                                                 14               --
    Cash paid for acquisition                                                    --             (229)
    Additions to property and equipment                                        (930)            (812)
                                                                           --------         --------
        Net cash used in investing activities                                  (903)            (886)
                                                                           --------         --------

Cash flows from financing activities:
    Issuance of stock                                                            20               23
    Purchase of treasury stock                                                  (28)              --
    Principal payments on long-term debt and capital leases                    (672)            (622)
    Proceeds from issuance of long-term debt                                    223               --
                                                                           --------         --------
        Net cash used by financing activities                                  (457)            (599)
                                                                           --------         --------
        Net increase (decrease) in cash and cash equivalents                    571             (503)
                                                                           --------         --------

Cash and cash equivalents
    Beginning of period                                                       1,041            1,697
                                                                           --------         --------
    End of period                                                          $  1,612         $  1,194
                                                                           --------         --------

Supplemental disclosure of cash flow information
    Income taxes paid                                                      $    185         $    145
                                                                           --------         --------
    Interest paid                                                          $    394         $    448
                                                                           --------         --------

Noncash investing and financing activities
   Property and equipment sold for a note receivable                       $     --         $    119
                                                                           --------         --------
   Goodwill acquired with note payable                                     $     --         $    600
                                                                           --------         --------

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The company was required to implement SFAS No. 141 on July 1, 2001 and does not expect this statement to have a material effect on the company's consolidated financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets will cease upon adoption of this statement. The company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact that this statement will have on the company's consolidated financial position or results of operations.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for years beginning after December 15, 2001. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the fundamental provision of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. Management has not completed its evaluation of the potential impact of this statement on the company's consolidated financial position or results of operations.

NOTE 3 - NET INCOME PER SHARE

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


                         COMPUTATION OF INCOME PER SHARE
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                  THIRTEEN WEEKS ENDED           THIRTY-NINE WEEKS ENDED
                                              ----------------------------    -----------------------------
                                              SEPTEMBER 29,   SEPTEMBER 30,   SEPTEMBER 29,   SEPTEMBER 30,
                                                  2001            2000            2001            2000
                                                --------        --------        --------        --------
Net Income                                      $    275        $    145        $    796        $    431
                                                ========        ========        ========        ========

Weighted average number of common
  shares outstanding during the period             4,636           4,636           4,633           4,628
                                                --------        --------        --------        --------
Basic income per share                          $    .06        $    .03        $    .17        $    .09
                                                ========        ========        ========        ========

Weighted average number of common
  shares outstanding during the period             4,636           4,636           4,633           4,628

Preferred shares convertible to
  common shares                                       20              20              20              20

Stock options                                        115              --              91               1
                                                --------        --------        --------        --------
                                                   4,771           4,656           4,744           4,649
                                                --------        --------        --------        --------
Diluted income per share                        $    .06        $    .03        $    .17        $    .09
                                                ========        ========        ========        ========


NOTE 4 - DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

         Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At September 29, 2001, deferred fees include franchise and area development rights sold during the following years:

                  2001                           $    43
                  2000                               118
                  Previous years                     196
                                                 -------
                                                 $   357
                                                 =======



NOTE 5 - COMMITMENTS AND CONTINGENCIES

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


         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

         As of September 29, 2001, the Back Yard Burgers system included 99 restaurants, of which 36 were company-operated and 63 were franchised. The company's revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company's revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the company's historical operations and operating data for the periods indicated.

                                                            THIRTY-NINE WEEKS ENDED
                                                          -----------------------------
                                                          SEPTEMBER 29,    SEPTEMBER 30,
                                                             2001               2000
                                                          -------------    -------------
Revenues
    Restaurant sales                                          88.7%              89.8%
    Franchise and area development fees                         .8                 .7
    Royalty fees                                               6.3                5.6
    Advertising fees                                           1.6                1.6
    Other operating revenue                                    2.6                2.3
                                                             -----              -----
    Total revenue                                            100.0%             100.0%
                                                             =====              =====

                                                                                      THIRTY-NINE WEEKS ENDED
                                                                                 ---------------------------------
                                                                                 SEPTEMBER 29,       SEPTEMBER 30,
                                                                                     2001                2000
                                                                                 ------------        ------------
Costs and Expenses
    Cost of restaurant sales (1)                                                     32.2%               32.8%
    Restaurant operating expenses (1)                                                47.3                49.5
    General and administrative                                                       11.7                11.7
    Advertising                                                                       6.0                 6.0
    Depreciation and amortization                                                     4.3                 4.4
    Operating income                                                                  7.5                 4.0
    Interest income                                                                    .1                  .1
    Interest expense                                                                 (1.7)               (2.1)
    Other, net                                                                        (.2)                1.0
    Income before income taxes                                                        5.6                 3.0
    Income taxes (2)                                                                (38.9)              (35.8)
    Net income                                                                        3.4                 1.9


                                                                                      THIRTY-NINE WEEKS ENDED
                                                                                 ---------------------------------
                                                                                 SEPTEMBER 29,       SEPTEMBER 30,
                                                                                     2001                2000
                                                                                 ------------        ------------
                                                                                             ($000'S)
System-wide restaurant sales
    Company-operated                                                            $  20,758           $   19,861
    Franchised                                                                     37,300               31,531
                                                                                ---------           ----------
       Total                                                                    $  58,058           $   51,392
                                                                                =========           ==========

Average annual sales per restaurant open for a full year (3)
    Company-operated                                                            $     771           $      747
    Franchised                                                                        772                  768
    System-wide                                                                       771                  759

Number of restaurants
    Company-operated                                                                   36                   36
    Franchised                                                                         63                   55
                                                                                ---------           ----------
       Total                                                                           99                   91
                                                                                ==========          ==========


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

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000.

         RESTAURANT SALES were $7,040,000 during the thirteen weeks ended September 29, 2001, compared with $7,009,000 for the year-earlier period. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 1.5% during the thirteen weeks ended September 29, 2001.

         FRANCHISE AND AREA DEVELOPMENT FEES were $40,000 for the thirteen weeks ended September 29, 2001, compared with $45,000 in the year-earlier period. Two franchises were opened during the thirteen weeks ended September 29, 2001, and two opened in the year-earlier period.

         ROYALTY FEES increased 22.1% to $508,000 during the thirteen-week period ended September 29, 2001, compared with $416,000 during the same period in 2000. This is due to an increase in franchised restaurant sales upon which the fees are based. The company began the thirteen week period ended September 29, 2001 with 62 franchised stores, or 17.0% more than the 53 stores open at the beginning of the thirteen week period ended September 30, 2000.

         ADVERTISING FEES increased 6.6% to $129,000 for the thirteen weeks ended September 29, 2001, compared with $121,000 during the comparable period in 2000. This is due to an increase in franchised restaurant sales, upon which a portion of the fees are based.

         OTHER REVENUES increased to $205,000 for the thirteen weeks ended September 29, 2001 compared with $190,000 during the year-earlier period. The increase is due primarily to an increase in vendor rebates earned in the current year.

         COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $2,289,000 for the thirteen weeks ended September 29, 2001, and $2,250,000 during the same period in 2000, increasing as a percentage of restaurant sales to 32.5% from 32.1%. This increase as a percentage of sales is primarily due to increases in product costs, primarily beef, during the thirteen weeks ended September 29, 2001. The increase is partially offset by a decrease as a percentage of sales due to price increases taken by the company with the introduction of its 100% Black Angus beef hamburgers during the fourth quarter of 2000.

         RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, decreased to $3,312,000 for the thirteen weeks ended September 29, 2001, from $3,384,000 in the same prior year period, decreasing as a percentage of restaurant sales to 47.0%, from 48.3% for the year-earlier period. A portion of this decrease as a percentage of sales was due to the increase in same-store sales for the quarter given the fixed or semi-variable nature of some operating expenses as well as a decrease in labor costs as a percentage of sales of 0.8% over the year-earlier period.

         GENERAL AND ADMINISTRATIVE COSTS which increased to $945,000 for the thirteen weeks ended September 29, 2001 from $920,000 in the year earlier period, increased as a percentage of total revenue for the thirteen weeks ended September 29, 2001, to 12.0% from 11.8% in the year-earlier period. The increase is due to pre-opening costs of $37,000 incurred in the thirteen weeks ended September 29, 2001 associated with the opening of a company-operated store compared with zero pre-opening costs incurred in the year-earlier period.

         INTEREST EXPENSE decreased 21.2% to $130,000 for the thirteen weeks ended September 29, 2001, from $165,000 in the year-earlier period. Since September 30, 2000, debt decreased by $1,202,000, or 19.5%, to $4,954,000 as of
September 29, 2001.

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTY-NINE WEEKS ENDED SEPTEMBER 29, 2001 AND SEPTEMBER 30, 2000.

         RESTAURANT SALES increased 4.5% to $20,758,000 during the thirty-nine weeks ended September 29, 2001 compared with $19,861,000 in the year-earlier period. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 3.3%.

         FRANCHISE AND AREA DEVELOPMENT FEES increased to $181,000 for the thirty-nine weeks ended September 29, 2001 compared with $160,000 during the comparable period in 2000. The increase is due to the opening of nine franchised restaurants during the thirty-nine weeks ended September 29, 2001 compared with eight openings in the thirty-nine weeks ended September 30, 2000.

         ROYALTY FEES increased 18.9% to $1,472,000 during the thirty-nine week period ended September 29, 2001 compared with $1,238,000 during the same period in 2000. This is due to an increase in franchised restaurant sales upon which the fees are based. The company had 63 franchised stores open as of September 29, 2001, which is a net increase of eight stores, or 14.5%, since September 30, 2000.

         ADVERTISING FEES increased 7.7% to $377,000 for the thirty-nine weeks ended September 29, 2001 compared with $350,000 during the comparable period in 2000. This is due to an increase in franchised restaurant sales, upon which a portion of the fees are based.

         OTHER REVENUES increased 21.0% to $611,000 for the thirty-nine weeks ended September 29, 2001 compared with $505,000 during the year-earlier period. The increase is due to an increase in vendor rebates earned in the current year.

         COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $6,677,000 for the thirty-nine weeks ended September 29, 2001, and $6,514,000 during the same period in 2000, decreasing as a percentage of restaurant sales to 32.2% from 32.8%. This decrease as a percentage of sales is primarily due to margin improvements related to price increases taken by the company with the introduction of its 100% Black Angus beef hamburgers during the fourth quarter of 2000.

         RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, decreased to $9,814,000 for the thirty-nine weeks ended September 29, 2001, from $9,831,000 in the same prior year period, decreasing as a percentage of restaurant sales to 47.3%, from 49.5% for the year-earlier period. A portion of this decrease as a percentage of sales was due to the increase in same-store sales for the quarter given the fixed or semi-variable nature of some operating expenses. A decrease of 1.3% in labor costs as a percentage of sales as well as comparable spending on other costs of a fixed and semi-variable nature, such as rent and utilities accounted for the remaining .9% decrease over the prior year.

         GENERAL AND ADMINISTRATIVE COSTS increased 6.0% to $2,739,000 for the thirty-nine weeks ended September 29, 2001 from $2,583,000 in the same year earlier period. The increase of $156,000 is due to increased spending in the areas of marketing, operations training, information technology, franchise recruiting and travel to existing franchise markets and to new franchise openings, as well as $42,000 spending on pre-opening costs in 2001 compared with no pre-opening expenses in 2000.

     ADVERTISING EXPENSE, which increased to $1,411,000 for the thirty-nine weeks ended September 29, 2001, from $1,323,000 in the same period in 2000, was flat as a percentage of total revenues at 6.0%.

         INTEREST EXPENSE decreased 11.9% to $404,000 for the thirty-nine weeks ended September 29, 2001, from $458,000 in the year-earlier period. Since September 30, 2000, debt decreased by $1,202,000, or 19.5%, to $4,954,000 as of
September 29, 2001.

         OTHER, NET expense was $55,000 for the thirty-nine weeks ended September 29, 2001, compared with $219,000 income in the prior year. This change is primarily due to the recognition of $271,000 in net gains on the sale of assets during fiscal year 2000.

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

         In the past, the company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded. During the thirty-nine weeks ended September 29, 2001, $9,500 of lease obligation payments were incurred for closed stores and charged against this reserve. As of September 29, 2001, the company's remaining accrual for all future lease obligations discussed above was $36,000 for the remaining lease payments due, net of estimated sub-lease income.

LIQUIDITY AND CAPITAL RESOURCES

         Capital expenditures totaled $930,000 for the thirty-nine weeks ended September 29, 2001 and $812,000 for the year-earlier period. Generally, the company constructs its restaurant buildings on leased properties for its company-operated restaurants. The average monthly lease cost for the 14 company-operated restaurants on leased sites at September 29, 2001 is approximately $3,500 per month. For the 13 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $5,400.

         Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $1,013,000 for the thirty-nine weeks ended September 29, 2001 and $983,000 for the year-earlier period.

         Cash provided by operations for the thirty-nine week period ended September 29, 2001, was $1,931,000 compared with $982,000 in the year-earlier period. In recent history, cash from operations and debt have been used for the addition of dining rooms to certain existing double drive-thru restaurants, new restaurants and equipment.

         As of September 29, 2001, the company had total long-term debt of $4,954,000 and unused lines of credit and loan commitments of potential additional borrowings of $1,476,000. During the first quarter of 2001, the company secured capital lease agreements with effective interest rates of approximately 9.4% to finance the acquisition of $223,000 of restaurant equipment. The company made no additional debt commitments during the thirty-nine weeks ended September 29, 2001.

     On January 2, 2001, the company's board of directors adopted a stock repurchase plan that allows the company to repurchase up to 500,000 shares of its outstanding common stock. As of September 29, 2001, the company had repurchased 25,000 shares of common stock under the plan. The company expects to finance the cost to repurchase shares under the stock buyback program with existing cash on hand as well as internally generated funds.

         The company budgeted capital expenditures of approximately $2 million in fiscal year 2001, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional company-operated restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems, including enhancements to our point-of-sale system. As of September 29, 2001, the company had spent $930,000 of these budgeted capital expenditures. The company expects to fund these capital expenditures through borrowings under its existing line of credit and cash flow from operations. The company believes that existing cash and funds generated from internal operations, as well as borrowings under the line of credit, will meet the company's needs for the foreseeable future.

SEASONALITY AND INFLATION

         While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirty-nine weeks ended September 29, 2001. Increases in food, labor or other operating costs could adversely affect the company's operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

CONVERSION OF PREFERRED STOCK

         In accordance with the provisions of the company's Certificate of Incorporation regarding preferred stock, as a result of the company's having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on July 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of September 29, 2001, only 19,763 shares have yet to be converted.

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

         During the thirty-nine weeks ended September 29, 2001, the cost of beef increased approximately 10% and the cost of chicken was relatively stable. Management of the company expects these costs to continue to rise in the future, and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.

         Due to the competitive nature of the restaurant industry, site selection continues to be challenging as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

         Company-operated same-store sales increased 3.3% during the thirty-nine weeks ended September 29, 2001. In an effort to enhance product quality, the company introduced 100% Black Angus beef products in all of its company-operated stores during the fourth quarter of 2000, which has had a positive impact on same-store sales.

         The future success of the company will be determined, to a great extent, by its ability to positively address these issues.

RECENTLY ISSUED ACCOUNTING STANDARDS

         In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The company was required to implement SFAS No. 141 on July 1, 2001 and does not expect this statement to have a material effect on the company's consolidated financial position or results of operations.

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 changes the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. Amortization of goodwill and other indefinite-lived intangible assets will cease upon adoption of this statement. The company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact that this statement will have on the company's consolidated financial position or results of operations.

         In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for years beginning after December 15, 2001. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the fundamental provision of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. Management has not completed its evaluation of the potential impact of this statement on the company's consolidated financial position or results of operations.


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


         Less than 25% of the company's debt portfolio as of September 29, 2001, had variable rates or had maturity dates of less than two years. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $4,000 annually, depending on the timing of the rate changes and debt maturities.

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


                                              BACK YARD BURGERS, INC.


Date:  November 12, 2001                      By: /s/ Lattimore M. Michael
------------------------                         ------------------------------
                                                  Lattimore M. Michael
                                                  Chairman and Chief Executive
                                                  Officer


Date:  November 12, 2001                      By:/s/ Michael G. Webb
------------------------                         -----------------------------
                                                  Michael G. Webb
                                                  Chief Financial Officer