Form 10-K
period 2001-12-29
BACK YARD BURGERS INC
filed 2002-03-29
CIK 901495

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 29, 2001

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
                      THE SECURITIES EXCHANGE ACT OF 1934:

                                               Name of Each Exchange
        Title of Each Class                     on Which Registered
        -------------------                    --------------------
               None                                    None

             SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE
                        SECURITIES EXCHANGE ACT OF 1934:

                                               Name of Each Market
        Title of Each Class                      on Which Listed
        -------------------                  -----------------------

   Common Stock, $.01 par value               Nasdaq SmallCap Market

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of common stock held by non-affiliates on March 1, 2002 was approximately $18,941,000.

         The number of shares outstanding of the registrant's common stock as of March 1, 2002 was 4,715,267.

================================================================================

         CERTAIN PORTIONS OF PART II ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S ANNUAL REPORT TO STOCKHOLDERS FOR THE YEAR ENDED DECEMBER 29, 2001 AND CERTAIN PORTIONS OF PART III ARE INCORPORATED BY REFERENCE FROM THE REGISTRANT'S PROXY STATEMENT RELATING TO THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD ON MAY 16, 2002.

================================================================================

FORWARD-LOOKING STATEMENTS: This Form 10-K contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. The factors that could cause our actual results to differ materially, many of which are beyond our control, include, but are not limited to, the following: delays in opening new stores or outlets because of weather, local permitting, and the availability and cost of land and construction; increases in competition; increases in minimum wage and other operating costs; shortages in raw food products; consumer preferences, spending patterns and demographic trends; the possibility of unforeseen events affecting the industry generally, and other risks described from time to time in our periodic reports filed with the Securities and Exchange Commission. You are urged to consider statements that include the words "may," "will," "would," "could," "should," "believes," "estimates," "projects," "potential," "expects," "plans," "anticipates," "intends," "continues," or the negative or other forms of those words or other comparable words to be uncertain and forward-looking. This cautionary statement applies to all forward-looking statements contained in the Form 10-K. Back Yard Burgers, Inc. disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

                                     PART I

ITEM 1.           BUSINESS

GENERAL

         Back Yard Burgers operates and franchises quick-service and fast-casual restaurants in Memphis, Little Rock, Nashville and other markets across 17 states. Our restaurants specialize in charbroiled, freshly prepared, great tasting food. As our name implies, we strive to offer the same high-quality ingredients and special care typified by outdoor grilling in your own back yard. Our menu features made-to-order gourmet 100% Black Angus hamburgers and chicken sandwiches - charbroiled over an open flame, fresh salads, chili and other special entrees as well as hand-dipped milkshakes, fresh-made lemonade and fresh-baked cobblers. As of December 29, 2001, our operations included 37 company-operated restaurants and 67 franchised restaurants.

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

OPERATING STRATEGY

         Our restaurants are designed to project a back yard theme that emphasizes charbroiled, freshly prepared, great tasting food, including gourmet 100% Black Angus hamburgers, chicken sandwiches and other gourmet items as customers would prepare in their own back yard. Our operating strategy includes:

         - offering a diverse menu of freshly prepared food items that are competitive with the everyday prices of the three largest hamburger chains;

         - utilizing restaurant designs featuring a single drive-thru concept integrated with an inviting indoor dining area, which projects a uniform image and creates pleasing curb appeal;

         - serving premium quality, great tasting food comparable to that of the best full-service casual dining restaurants;

         - providing fast and friendly service with emphasis on a positive customer experience; and

         - actively training, supervising and supporting franchised and company-operated restaurants.

GROWTH STRATEGY

         During 2002, we will continue to focus on increasing same-store sales by emphasizing quality food and service. Our growth strategy is to continue to:

         - set our restaurants apart from the fast-food competition by serving premium fast food, enhancing dine-in facilities and re-imaging existing facilities with the company's new logo and color schemes, so the design and feel of the restaurant will match the standards set by the quality of the food;

         - improve the work flow of existing units to improve productivity and throughput;

         - develop additional company-operated restaurants in existing markets and fund such development with cash flow from operations and potentially additional debt financing;

         - develop additional franchised restaurants with a committed and experienced group of franchisees; and

         - nurture relationship with and provide support as needed to new business partner, Tricon Global Restaurants, Inc. under our multi-brand development agreement to promote additional unit growth. This agreement was entered on January 2, 2002, and under the terms of the agreement, Back Yard Burgers granted Tricon the right to use the Back Yard Burgers trademarks in connection with the establishment and operation of up to ten Back Yard Burgers outlets as part of multi-brand units with Taco Bell, Pizza Hut and/or KFC operations. It is anticipated that the first ten outlets will be constructed and opened by 2003, of which at least six are expected to be opened during 2002. The development agreement also grants Tricon an option to co-brand up to 500 additional restaurants within certain geographic areas if the development schedule for the initial ten outlets is being met. The operating results of the first ten outlets could be a determining factor in whether or not the option is exercised.

RESTAURANT OPERATIONS

         RESTAURANT LOCATIONS. The following tables set forth the number of restaurants located in each market of the company's system at December 29, 2001.

         COMPANY-OPERATED:                                      FRANCHISED:
         ----------------                                       ------------
         CORE MARKETS                         NUMBER OF         CORE MARKETS                       NUMBER OF
         ----------------                    -----------        ------------                      -----------
                                             RESTAURANTS                                          RESTAURANTS
                                             -----------                                          -----------
         Memphis, TN Area                        25             Kansas City, MO Area                     9
         Little Rock, AR Area                     7             Birmingham, AL Area                      4
         Nashville, TN Area                       5             Knoxville, TN Area                       4
                                              -----
                                                 37             Fayetteville, NC Area                    3
                                              =====
                                                                Hickory, NC Area                         3
                                                                Jackson, MS Area                         3
                                                                Orlando, FL Area                         3
                                                                Akron, OH Area                           2
                                                                Asheville, NC Area                       2
                                                                Chattanooga, TN Area                     2
                                                                Evansville, IN Area                      2
                                                                Greenville, SC Area                      2
                                                                Lexington, KY Area                       2
                                                                Little Rock, AR Area                     2
                                                                Marietta, GA Area                        2
                                                                Memphis, TN Area                         2
                                                                Tulsa, OK Area                           2

                                                                OTHER MARKETS (1)

                                                                Mississippi                              5
                                                                Arkansas                                 2
                                                                Kentucky                                 2
                                                                Missouri                                 2
                                                                Georgia                                  1
                                                                Illinois                                 1
                                                                Indiana                                  1
                                                                Kansas                                   1
                                                                Louisiana                                1
                                                                North Carolina                           1
                                                                Texas                                    1
                                                                                                     -----
                                                                    Total                               67
                                                                                                     =====

         (1) The "Other Markets" portion of the table reflects the total number of restaurants located in such markets by state. Other markets for the restaurants range from small towns to large cities where franchisees have only one restaurant.

         The following table sets forth information as to the sales of both company-operated and franchised restaurants in operation for the periods indicated.

         Restaurant Sales                          Year Ended                          Year Ended
         ----------------                        December 29, 2001                  December 30, 2000
                                                 -----------------                  -----------------
         Company-operated                            $27,541,000                        $26,182,000

         Franchised                                   50,165,000                         42,257,000
                                                     -----------                        -----------

         System-wide                                 $77,706,000                        $68,439,000
                                                     ===========                        ===========

         RESTAURANT OPENINGS AND CLOSINGS. The following table presents an activity summary of the company-operated and franchised restaurants during the periods presented.

                                                                      Year Ended
                                         --------------------------------------------------------------------
                                         December 29,     December 30,          January 1,         January 2,
                                            2001             2000                 2000               1999
                                         ------------     ------------          ----------         ----------
Restaurants
Company-operated (a)
    Open at beginning of period               35                 35                  33                  32
    Opened during period                       2                  0                   5                   3
    Converted to Company                       0                  3                   0                   0
    Converted to Franchise                     0                 (1)                 (1)                  0
    Closed during period                       0                 (2)                 (2)                 (2)
                                           -----              -----               -----               -----
    Open at end of period                     37                 35                  35                  33
                                           =====              =====               =====               =====

Franchised (b)
    Open at beginning of period               58                 51                  48                  45
    Opened during period                      13                 10                   6                   8
    Converted to Company                       0                 (3)                  0                   0
    Converted to Franchise                     0                  1                   1                   0
    Closed during period                      (4)                (1)                 (4)                 (5)
                                           -----              -----               -----               -----
    Open at end of period                     67                 58                  51                  48
                                           -----              -----               -----               -----
        Total Restaurants                    104                 93                  86                  81
                                           =====              =====               =====               =====

         (a) Subsequent to December 29, 2001, two company-operated restaurants opened in Memphis, TN.

         (b) Subsequent to December 29, 2001, two franchised restaurants closed, one in Chattanooga, TN and one in Bossier City, LA and one franchised restaurant opened in Somerset, KY.

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

         In some circumstances, restaurants may be constructed via the conversion of buildings used previously by other concepts, including other restaurants. The restaurants range in size from 820 square feet to 4000 square feet. The restaurants also include company-approved interior and exterior decor, equipment, fixtures, furnishings, signs, parking and site improvements. The restaurants have a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages.

         Prior to 1994, the company operated and franchised predominately double drive-thru restaurants without indoor dining. Since that time, the company has added a number of indoor dining facilities to its operations, including the retrofitting of many existing double drive-thru restaurants to include indoor dining. At December 29, 2001, the number of restaurants with indoor dining was 28 company-operated facilities and 53 franchised facilities.

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

         SUPERVISION AND TRAINING. The company believes that training and personnel development are crucial to its success. The company's training program is an intensive four-week program consisting of both in-store and classroom training. The in-store training stresses food quality, fast, friendly customer service, restaurant cleanliness, and proper management operations of a quick service restaurant. The classroom training consists of such topics as food safety and sanitation, employment laws and regulations, interviewing and hiring of employees, and systems to control both food and labor costs. Prior to opening, each restaurant must have a minimum of three trained and certified managers that have successfully completed the company training program.

         The company sends a store opening team for each new restaurant opening. The team arrives prior to the opening and stays during the first several days of operation. The primary function of the store opening team is to ensure a smooth and successful new store opening by assisting the franchisee's management staff in the training and development of their employees.

         The company has a staff of three franchise field consultants that visits each restaurant in their territory every eight to ten weeks. Franchise field consultants act as business consultants to franchisees to ensure that each restaurant is providing quality products and fast, friendly service. The franchise field consultant acts as the communication link between the company and each franchisee. In addition, the consultant assists in developing business and marketing plans, as well as assisting in the training and development of the franchisee's staff. Presently, the company has one franchise field consultant for each 22 restaurants. That ratio will increase as existing franchisees develop new stores within existing territories. Franchise consultants are compensated on a fixed salary basis.

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

         FRANCHISEE SUPPORT SERVICES. The company maintains a staff of well-trained and experienced restaurant operations personnel whose only responsibilities are to help train and assist franchisees in opening new restaurants and to monitor the operations of existing restaurants. These services are provided as part of the company's franchise program. Upon the opening of a new franchised restaurant, the company sends an opening team to the restaurant to assist the franchisee during the first several days that the restaurant is open. This management team works in the restaurant to monitor compliance with the company's standards as to quality of product and service. The company employs three franchise field consultants, each of whom supervises franchised restaurants in defined geographic areas. Each franchise field consultant has been fully trained by the company to assist franchisees in implementing the operating procedures and policies of the company once a restaurant is open. As part of these services, the franchise service representative rates the restaurant's hospitality, food quality, speed of service and cleanliness and maintenance of facilities. The franchisees receive a written report of the findings and, if any deficiencies are noted, recommended procedures to be followed to correct such deficiencies.

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

         AREA DEVELOPMENT AND FRANCHISE AGREEMENTS. In addition to offering single unit franchise agreements, the company also promotes franchisees to enter into area development agreements. The area development agreement grants to the franchisee the exclusive right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic territory and thereafter to operate each restaurant in accordance with the terms and conditions of the franchise agreement. The franchise agreement grants an exclusive license at a specified location to operate a restaurant in accordance with the Back Yard Burgers system and to utilize the company's trademarks, service marks and other rights of the company relating to the sale of its menu items. The term of a franchise agreement is 10 years, renewable for successive five year periods, if certain conditions pertaining to such renewal are met, including the payment of a $1,000 renewal fee.

         Each area development agreement establishes the number of restaurants the franchisee is to construct and open in the territory during the term of the area development agreement after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee's development schedule for the restaurants is set forth in the area development agreement. As of December 29, 2001, the company had entered into franchise agreements and area development agreements with certain franchisees that require them to open or have under construction a minimum of 44 restaurants by the end of June 30, 2006. Of the 67 franchised restaurants as of December 29, 2001, 46 were being operated under area development agreements by multiple unit franchisees and 21 were being operated under single franchise agreements by single unit franchisees. The company may revoke an area development agreement of any franchisee who is unsuccessful in meeting its projected development schedule. During the past three years, the company has exercised its right to terminate eight area development agreements, five of which were during 2001, for lack of performance by multiple unit franchisees with respect to their projected development schedules. Additionally, during the past three years, two franchise agreements were terminated because of a lack of performance by single unit franchisees with respect to certain franchise agreement requirements, both of which were during 2001. The company believes that its overall experience with franchisees who commit to develop restaurants under franchise agreements and area development agreements has been favorable, although there can be no assurance that future performance by franchisees under these agreements will be successful.

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

EMPLOYEES

         As of March 1, 2002, the company employed approximately 1,000 persons in its restaurant operations, 28 of whom are corporate personnel, 115 of whom are restaurant management and supervisory personnel and the remainder of whom are hourly restaurant personnel. Of the 28 corporate employees, 13 are in management positions and 15 are administrative or office employees.

ITEM 2.           PROPERTIES

         Of the 37 company-operated restaurants as of December 29, 2001, the company has entered into ground leases, as lessee, for 28 restaurants. The company owns the real property for 8 restaurants. The company's leases are generally written for a term of five to 15 years with one or more five-year renewal options. The company's average monthly lease cost for the 15 company-operated restaurants located on leased sites is approximately $3,900 per month. For the 13 restaurants where the company leases the building as well as the site, the average monthly cost is approximately $5,300 per month. Most leases are treated as operating leases. Leasehold improvements made by the company generally become the property of the landlord upon expiration or earlier termination of the lease; however, in most instances, if the company is not in default under the lease, modular buildings remain the property of the company and can be removed from the site upon expiration of the ground lease. With respect to the buildings and equipment relating to the 37 company-operated restaurants, management believes that its commercial insurance coverage is adequate. Also see "Business-Restaurant Operations."

         The company's executive offices are located in approximately 7,500 square feet of leased space at 1657 N. Shelby Oaks Drive, Suite 105, Memphis, Tennessee 38134. The company's lease expires February 28, 2007 and provides for a minimum annual rent of $80,040. Also, BYB Properties, Inc., a wholly-owned subsidiary of the company, leases nominal office space at 103 Faulk Road, Suite 200, Wilmington, Delaware 19803. This lease expires on August 31, 2003, and provides for annual rent of $4,570.

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

                  Quarter Ended                                           High           Low
                  -------------                                           -----         -----
                  April 3, 1999......................                     $2.13         $1.50
                  July 3, 1999.......................                     $1.88         $1.69
                  October 2, 1999....................                     $2.31         $1.81
                  January 1, 2000....................                     $1.94         $1.44

                  April 1, 2000......................                     $1.56         $1.19
                  July 1, 2000.......................                     $1.44         $1.06
                  September 30, 2000.................                     $1.38         $1.13
                  December 30, 2000..................                     $1.25         $0.59

                  March 31, 2001.....................                     $1.38         $0.94
                  June 30, 2001......................                     $2.08         $1.12
                  September 29, 2001.................                     $2.91         $1.65
                  December 29, 2001..................                     $3.65         $2.02

                  Through March 22, 2002.............                     $8.61         $3.89

         At March 22, 2002, the common stock was held of record by approximately 520 record stockholders. On March 22, 2002, the last sale price for the common stock as reported by Nasdaq was $6.45 per share.

         The company has not paid or declared cash distributions or dividends and does not intend to pay cash dividends on the common stock or its preferred stock in the foreseeable future. Future cash dividends, if any, will be determined by the board of directors based on the company's earnings, financial condition, capital requirements and other relevant factors.

ITEM 6.           SELECTED FINANCIAL DATA

         Incorporated herein by reference from portions of the company's annual report to the stockholders for the year ended December 29, 2001, filed as
Exhibit 13 to this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Incorporated herein by reference from the company's annual report to the stockholders for the year ended December 29, 2001, filed as Exhibit 13 to this Form 10-K.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Incorporated herein by reference from the company's annual report to the stockholders for the year ended December 29, 2001, filed as Exhibit 13 to this Form 10-K.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Incorporated herein by reference from the company's annual report to the stockholders for the year ended December 29, 2001, filed as Exhibit 13 to this Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No items are reportable hereunder.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information required herein is incorporated by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 16, 2002, to be filed pursuant to Regulation 14A. Set forth below is certain information regarding the company's directors and executive officers.

NAME                       AGE     POSITION
----                       ---     --------
Lattimore M. Michael        58     Chairman of the Board and Chief Executive Officer
Michael W. Myers            43     President and Chief Operating Officer
William N. Griffith         39     Executive Vice President, Sec./Treasurer and Director
Michael G. Webb             33     Chief Financial Officer
W. Kurt Henke               44     Director
Jim L. Peterson             66     Director
William B. Raiford, III     41     Director
Joseph L. Weiss             42     Director

         Mr. Michael has been chairman and chief executive officer of the company since 1993. From 1987 to 1992, he was the company's president and chief executive officer. He has been a director since 1987.

         Mr. Myers has been chief operating officer since August 1999 and was named president in April, 2001. From 1995 to 1999, he was a regional vice president for Whataburger, Inc.

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

         Mr. Peterson is currently the chairman emeritus for Bojangles Restaurants, Inc., a director for Earful of Books, and immediate past chairman of Apigent Solutions. From 1994 to 1999, he was chairman, president and chief executive officer of Bojangles' Restaurants, Inc. Prior to joining Bojangles, he was president and chief executive officer for Whataburger, Inc. for 20 years.

         Mr. Raiford has been a director since 1993. He has been an attorney with Merkel & Cocke, P.A. since 1989.

         Mr. Weiss is currently president of A. Weiss Company, a franchisee of the company. He was president and chief operating officer of the company from 1993 to 1999. He has been a director since 1989.

ITEM 11.          EXECUTIVE COMPENSATION

         Incorporated herein by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 16, 2002, to be filed pursuant to Regulation 14A.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Incorporated herein by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 16, 2002, to be filed pursuant to Regulation 14A.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Incorporated herein by reference from the company's definitive proxy statement for the annual meeting of stockholders to be held May 16, 2002, to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a)(1)   Consolidated Financial Statements

         The following consolidated financial statements, notes related thereto and report of independent auditors are referenced in Item 8 of this Form 10-K and are incorporated herein by reference from the company's annual report to the stockholders for the year ended December 29, 2001, filed as Exhibit 13 to this Form 10-K:

         - Consolidated Balance Sheets for the years ended December 29, 2001 and December 30, 2000

         - Consolidated Statements of Operations for the years ended December 29, 2001, December 30, 2000 and January 1, 2000

         - Consolidated Statements of Changes in Stockholders' Equity for the years ended December 29, 2001, December 30, 2000 and January 1, 2000

         - Consolidated Statements of Cash Flows for the years ended December 29, 2001, December 30, 2000 and January 1, 2000

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

(a)(3)   Exhibits

Exhibit
Number         Description
-------        ------------
3.1            Restated Certificate of Incorporation. (5)

3.2            Amended and Restated By-Laws. (2)

4.1            Specimen Common Stock Certificate. (2)

10.1           Employment Agreement, dated April 15, 1993, between the
               Registrant and Lattimore M. Michael. (1)

10.2 Form of Employment Agreement executed as of June 6, 1993, between the Registrant and Joseph L. Weiss. (2)

10.3 Form of Employment Agreement executed as of June 6, 1993, between the Registrant and William N. Griffith. (2)

10.4           Form of Incentive Stock Option Plan of 1993. (1)

10.5 Lease, dated February 1, 1990, between Trezevant Properties and the Registrant. (1)

10.6           Joint Venture Agreement of Lester's Back Yard Burgers Joint
               Venture I by and among William L. Lester, Pattie F. Lester,
               Patricia B. Litow, Elizabeth B. Fox and Back Yard Burgers, Inc., dated November 15, 1994. (4)

10.7           Joint Venture Agreement of Lester's Back Yard Burgers Joint
               Venture II by and among William L. Lester, Pattie F. Lester,
               Patricia B. Litow, Elizabeth B. Fox, Charles B. Fox, David P. Fox and Back Yard Burgers, Inc., dated November 15, 1994. (4)

10.8           1995 Employee Stock Purchase Plan of Back Yard Burgers, Inc. (5)

10.9           The 1995 Incentive Award Plan of Back Yard Burgers, Inc. (5)

10.10          Joint Venture Agreement of Lester's Back Yard Burgers Joint
               Venture III by and among Pattie F. Lester, Patricia B. Litow,
               Elizabeth B. Fox, Charles B. Fox, David P. Fox, Alexandra B.
               Litow, Andrew R. Litow and Back Yard Burgers, Inc., dated
               September 12, 1995. (5)

10.11          Line of Credit Commitment by and between Trust One Bank and Back
               Yard Burgers, Inc. dated December 20, 1995. (6)

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

10.30          Promissory Note by and between the Bank of Mississippi and Back
               Yard Burgers, Inc. dated October 27, 1998. (12)

10.31          Promissory Note by and between the Bank of Mississippi and Back
               Yard Burgers, Inc. dated November 10, 1998. (12)

10.32          Lease agreement by and between Amplicon, Inc. and Back Yard
               Burgers, Inc. dated May 6, 1999. (13)

10.33          Lease agreement by and between Belz Devco, L.P. and Back Yard
               Burgers, Inc. dated November 12, 1999. (14)

10.34 Revolving line of credit promissory note and related loan agreement by and between First Tennessee Bank and Back Yard
               Burgers, Inc. dated November 1, 2000. (15)

10.35(*)       2002 Equity Incentive Plan of Back Yard Burgers, Inc.

13(*) Registrant's annual report to stockholders for the 52-week period ended December 29, 2001. Portions of the annual report not specifically incorporated by reference herein are not deemed to be filed herewith.

21(*)          Subsidiaries of the Registrant.

(b)      Reports on Form 8-K

         None

(c)      Exhibits

         The exhibits to this report are listed in Item 14(a)(3) above.

(d)      Financial Statement Schedule

         Not applicable

--------------

(*)   Filed herewith.

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

(8) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-K, dated January 3, 1998 and filed on April 3, 1998.

(9) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-QSB dated April 4, 1998 and filed on May 19, 1998.

(10) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-QSB dated July 4, 1998 and filed on August 14, 1998.

(11) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-QSB dated October 3, 1998 and filed on November 17, 1998.

(12) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-KSB dated January 1, 2000 and filed on April 2, 1999.

(13) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-Q dated July 3, 1999 and filed on August 17, 1999.

(14) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-K dated January 1, 2000 and filed on March 31, 2000.

(15) Previously filed with the Commission as an Exhibit to the Registrant's Form 10-K dated December 30, 2000 and filed on March 30, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           BACK YARD BURGERS, INC.



                                    By:    /s/ Lattimore M. Michael
                                           ------------------------------------
                                           Lattimore M. Michael, Chairman
                                           and Chief Executive Officer

                                    Date:  March 28, 2002

       Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Title                                     Date
---------                                            -----                                     ----



/s/ Lattimore M. Michael                             Chairman of the Board and
--------------------------------------------         Chief Executive Officer                   March 28, 2002
Lattimore M. Michael                                                                           --------------



/s/ Michael W. Myers                                 President and Chief
--------------------------------------------         Operating Officer                         March 28, 2002
Michael W. Myers                                                                               --------------



/s/ William N. Griffith                              Executive Vice President and Director     March 28, 2002
--------------------------------------------                                                   --------------
William N. Griffith



/s/ Michael G. Webb                                  Chief Financial Officer                   March 28, 2002
--------------------------------------------                                                   --------------
Michael G. Webb



/s/ W. Kurt Henke                                    Director                                  March 28, 2002
--------------------------------------------                                                   --------------
W. Kurt Henke



/s/ Jim Peterson                                     Director                                  March 28, 2002
--------------------------------------------                                                   --------------
Jim Peterson



/s/ William B. Raiford, III                          Director                                  March 28, 2002
--------------------------------------------                                                   --------------
William B. Raiford, III



/s/ Joseph L. Weiss                                  Director                                  March 28, 2002
--------------------------------------------                                                   --------------
Joseph L. Weiss