Form 10-Q
period 2002-03-30
BACK YARD BURGERS INC
filed 2002-05-14
CIK 901495

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2002

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    -----------

                         Commission file number 1-12104

                             BACK YARD BURGERS, INC.
             (Exact name of registrant as specified in its charter)

                DELAWARE                                   64-0737163
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

                    Outstanding at April 30, 2002 - 4,725,902

                             BACK YARD BURGERS, INC.

                                      INDEX

                                                                        Page No.
Part I - Financial Information

Item 1 - Unaudited Consolidated Financial Statements:

            Balance Sheet as of March 30, 2002 and December 29, 2001           3

            Statement of Income for the Thirteen Weeks Ended
             March 30, 2002 and March 31, 2001                                 4

            Statement of Cash Flows for the Thirteen Weeks Ended
             March 30, 2002 and March 31, 2001                                 5

            Notes to Unaudited Financial Statements                          6-7

Item 2 - Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       8-13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk           13

Part II - Other Information

Item 1 - Legal Proceedings                                                    13

Item 2 - Changes in Securities and Use of Proceeds                            13

Item 3 - Defaults Upon Senior Securities                                      13

Item 4 - Submission of Matters to a Vote of Security Holders                  13

Item 5 - Other Information                                                    13

Item 6 - Exhibits and Reports on Form 8-K                                     13


Signatures                                                                    14

BACK YARD BURGERS, INC.
CONSOLIDATED BALANCE SHEET (UNAUDITED)
(IN THOUSANDS, EXCEPT FOR SHARE AND PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                                  MARCH 30,     DECEMBER 29,
                                                                    2002            2001
                                                                 ----------     ------------
ASSETS

Cash and cash equivalents                                        $    1,961      $    1,657
Receivables, less allowance for doubtful accounts of
$141 ($129 in 2001)                                                     476             582
Inventories                                                             224             229
Income taxes receivable                                                  17              38
Current deferred tax asset                                              104             186
Prepaid expenses and other current assets                               196              50
                                                                 ----------      ----------
    Total current assets                                              2,978           2,742

Property and equipment, at depreciated cost                          14,465          14,176
Intangible assets                                                     1,751           1,751
Noncurrent deferred tax asset                                           388             419
Notes receivable                                                        128             134
Other assets                                                            243             286
                                                                 ----------      ----------
                                                                 $   19,953      $   19,508
                                                                 ==========      ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $    1,165      $      994
Accrued expenses                                                      1,286           1,368
Reserve for closed stores                                                98             100
Current installments of long-term debt                                  581             570
                                                                 ----------      ----------
    Total current liabilities                                         3,130           3,032
Long-term debt, less current installments                             5,054           5,202
Deferred franchise and area development fees                            345             285
Other deferred income                                                   369             341
Other deferred liabilities                                               60              57
                                                                 ----------      ----------
    Total liabilities                                                 8,958           8,917
                                                                 ----------      ----------

Commitments and contingencies                                            --              --

Stockholders' equity

Preferred stock, $.01 par value; 2,000,000 shares authorized;
19,763 shares issued and outstanding                                     --              --
Common stock, $.01 par value; 12,000,000 shares authorized;
4,708,811 shares issued and outstanding
  (4,645,019 at December 29, 2001)                                       48              47
Paid-in capital                                                      10,371          10,195
Treasury stock, at cost, 25,000 shares                                  (28)            (28)
Retained earnings                                                       604             377
                                                                 ----------      ----------
    Total stockholders' equity                                       10,995          10,591
                                                                 ----------      ----------
    Total liabilities and stockholders' equity                   $   19,953      $   19,508
                                                                 ==========      ==========


            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF INCOME (UNAUDITED)
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
--------------------------------------------------------------------------------

                                                      THIRTEEN WEEKS ENDED
                                                     ----------------------
                                                     MARCH 30,     MARCH 31,
                                                       2002          2001
                                                     --------      --------
Revenues:
    Restaurant sales                                 $  7,311      $  6,331
    Franchise and area development fees                    27            99
    Royalty fees                                          516           439
    Advertising fees                                      130           113
    Other                                                 195           152
                                                     --------      --------
        Total revenues                                  8,179         7,134
                                                     --------      --------

Expenses:
    Cost of restaurant sales                            2,291         2,017
    Restaurant operating expenses                       3,470         3,106
    General and administrative                          1,066           816
    Advertising                                           460           455
    Depreciation and amortization                         325           331
                                                     --------      --------
        Total expenses                                  7,612         6,725
                                                     --------      --------
        Operating income                                  567           409

    Interest income                                         4             7
    Interest expense                                     (132)         (147)
    Other, net                                            (79)          (21)
                                                     --------      --------
        Income before income taxes                        360           248

    Income taxes                                          133            92
                                                     --------      --------
    Net income                                       $    227      $    156
                                                     ========      ========

    Income per share:
        Basic                                        $   0.05      $   0.03
                                                     ========      ========
        Diluted                                      $   0.04      $   0.03
                                                     ========      ========

    Weighted average number of common shares and
    common equivalent shares outstanding:
        Basic                                           4,691         4,632
                                                     ========      ========
        Diluted                                         5,111         4,708
                                                     ========      ========


            See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                            THIRTEEN WEEKS ENDED
                                                           ----------------------
                                                           MARCH 30,     MARCH 31,
                                                             2002          2001
                                                           --------      --------
Cash flows from operating activities:
  Net income                                               $    227      $    156
  Adjustments to reconcile net income to net cash
  Provided by operating activities:
    Depreciation of property and equipment                      324           292
    Deferred income taxes                                       113            61
    Amortization of intangible assets                             1            37
    Provision for losses on receivables                          12            47
    Loss on sale of assets                                       --             1
    Other deferred income                                        28           (15)
  (Increase) decrease in assets:
    Receivables                                                  94             5
    Inventories                                                   5            12
    Prepaid expenses and other current assets                  (146)          (37)
    Other assets                                                 42            (7)
  Increase (decrease) in liabilities:
    Accounts payable and accrued expenses                        89           157
    Reserve for closed stores                                    (2)           (4)
    Income taxes payable/receivable                              21            22
    Other deferred liabilities                                    3            (4)
    Deferred franchise and area development fees                 60           (85)
                                                           --------      --------
      Net cash provided by operating activities                 871           638
                                                           --------      --------

Cash flows from investing activities:
    Additions to property and equipment                        (613)         (417)
    Proceeds from sale of property and equipment                 --            13
    Proceeds on notes receivable                                  6            --
                                                           --------      --------
      Net cash used in investing activities                    (607)         (404)
                                                           --------      --------

Cash flows from financing activities:
    Issuance of stock                                             8             7
    Principal payments on long-term debt                       (137)         (279)
    Proceeds from issuance of long-term debt                     --           223
    Proceeds from exercise of stock options                     169            --
    Treasury stock purchases                                     --           (28)
                                                           --------      --------
      Net cash provided (used) by financing activities           40           (77)
                                                           --------      --------
      Net increase in cash and cash equivalents                 304           157
Cash and cash equivalents:
    Beginning of period                                       1,657         1,041
                                                           --------      --------
    End of period                                          $  1,961      $  1,198
                                                           ========      ========

Supplemental disclosure of cash flow information:
    Income taxes paid                                      $     --      $      9
                                                           ========      ========
    Interest paid                                          $    132      $    147
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

      The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to Financial Statements for the year ended December 29, 2001 included in the company's 2001 Annual Report.

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


NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The company adopted SFAS No. 141 on December 30, 2001, with no material effect on the company's consolidated financial position or results of operations.

      The company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" (SFAS No. 142) effective January 1, 2002. SFAS No. 142 changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. The Company ceased amortization of goodwill in 2002 under the provisions of this statement. Expenses for the three months ended March 31, 2001 included amortization of $38,000. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income for the first quarter of 2001 would have been approximately $24,000 (tax effected) greater than the reported total of $156,000 and earnings per share would have been $0.04 compared to the reported total of $0.03.

      In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for years beginning after December 15, 2001. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the fundamental provision of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. The company adopted SFAS 144 on December 30, 2001, with no material impact on the company's consolidated financial position or results of operations.

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

                         COMPUTATION OF INCOME PER SHARE
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                         THIRTEEN WEEKS ENDED
                                                         --------------------
                                                         MARCH 30,    MARCH 31,
                                                           2002         2001
                                                         --------     --------
Net Income                                               $    227     $    156
                                                         ========     ========

Weighted average number of common shares outstanding
during the period                                           4,691        4,632
                                                         ========     ========
Basic income per share                                   $    .05     $    .03
                                                         ========     ========

Weighted average number of common shares outstanding
during the period                                           4,691        4,632

Preferred shares convertible to common shares                  20           20
Stock options                                                 400           56
                                                         --------     --------
                                                            5,111        4,708
                                                         ========     ========
Diluted income per share                                 $    .04     $    .03
                                                         ========     ========

NOTE 4 - DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At March 30, 2002, deferred fees include franchise and area development rights sold during the following years:

            2002                                     $     82
            2001                                           52
            Previous years                                211
                                                     --------
                                                     $    345
                                                     ========


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

      Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

INTRODUCTION

      As of March 30, 2002, the Back Yard Burgers system included 106 restaurants, of which 39 were company-operated and 67 were franchised. The company's revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company's revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the company's historical operations and operating data for the periods indicated.

                                                THIRTEEN WEEKS ENDED
                                               ----------------------
                                               MARCH 30,     MARCH 31,
                                                 2002          2001
                                               --------      --------
Revenues
   Restaurant sales                              89.4%         88.7%
   Franchise and area development fees             .3           1.4
   Royalty fees                                   6.3           6.2
   Advertising fees                               1.6           1.6
   Other operating revenue                        2.4           2.1
                                               --------      --------
   Total revenue                                100.0%        100.0%
                                               ========      ========

                                                THIRTEEN WEEKS ENDED
                                               ----------------------
                                               MARCH 30,     MARCH 31,
                                                 2002          2001
                                               --------      --------
Costs and Expenses
   Cost of restaurant sales (1)                  31.3%         31.9%
   Restaurant operating expenses (1)             47.5          49.1
   General and administrative                    13.0          11.4
   Advertising                                    5.6           6.4
   Depreciation and amortization                  4.0           4.6
   Operating income                               6.9           5.7
   Interest income                                 .1            .1
   Interest expense                              (1.6)         (2.1)
   Other, net                                    (1.0)          (.3)
   Income before income taxes                     4.4           3.5
   Income taxes (2)                             (37.0)        (37.1)
   Net income                                     2.8           2.2


                                                         THIRTEEN WEEKS ENDED
                                                        ----------------------
                                                        MARCH 30,     MARCH 31,
                                                          2002          2001
                                                        --------      --------
                                                               ($000'S)
System-wide restaurant sales
   Company-operated                                     $  7,311      $  6,331
   Franchised                                             13,008        11,183
                                                        --------      --------
      Total                                             $ 20,319      $ 17,514
                                                        ========      ========

Average annual sales per restaurant open
 for a full year (3)
   Company-operated                                     $    785      $    744
   Franchised                                           $    790      $    770
   System-wide                                          $    788      $    758

Number of restaurants
   Company-operated                                           39            35
   Franchised                                                 67            60
                                                        --------      --------
      Total                                                  106            95
                                                        ========      ========

(1)   As a percentage of restaurant sales.

(2)   As a percentage of income before taxes.

(3) Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

COMPARISON OF THE COMPANY'S RESULTS FOR THE THIRTEEN WEEKS ENDED MARCH 30, 2002 AND MARCH 31, 2001.

      RESTAURANT SALES increased 15.5% to $7,311,000 during the thirteen weeks ended March 30, 2002, from $6,331,000 for the same 2001 period. This increase is due to a net increase of four company-operated units, as well as a 4.4% increase in same-store sales at restaurants open for more than one year. The same-store sales growth is primarily attributable to a menu price increase of approximately 4.0% implemented by the company in mid-December 2001.

      FRANCHISE AND AREA DEVELOPMENT FEES decreased to $27,000 for the thirteen weeks ended March 30, 2002, from $99,000 in the year-earlier period. Two new franchise stores opened during the thirteen weeks ended March 30, 2002 compared with five openings in the year-earlier period.

      ROYALTY FEES increased 17.5% to $516,000 during the thirteen week period ended March 30, 2002, compared to $439,000 during the same period in 2001. The change is due to a net increase of seven franchised stores since March 31, 2001, as well as a 0.8% increase in same-store sales at franchised restaurants compared with the prior year period.

      COST OF RESTAURANT SALES, consisting of food and paper costs, totaled $2,291,000 for the thirteen weeks ended March 30, 2002, and $2,017,000 during the same period in 2001, decreasing as a percentage of restaurant sales to 31.3% from 31.9%. The decrease as a percentage of sales is primarily due to the menu price increase taken by the company in mid-December 2001, offset by cost increases of certain ingredients over the prior year, including produce, dairy and beef products.

      RESTAURANT OPERATING EXPENSES, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $3,470,000 for the thirteen weeks ended March 30, 2002, from $3,106,000 in the same prior year period, decreasing as a percentage of restaurant sales to 47.5%, from 49.1% for the year-earlier period. This change is primarily the result of a decrease in labor costs of 1.5%.

      GENERAL AND ADMINISTRATIVE COSTS which increased $250,000 to $1,066,000 for the thirteen weeks ended March 30, 2002 from $816,000 in the same year earlier period, increased as a percentage of total revenue for the thirteen weeks ended March 30, 2002, to 13.0% from 11.4% in the same period in 2001. $82,000 of the increase was personnel related, including increased spending on recruiting, training and benefit costs. Preopening expenses also increased by $31,000 due to the expenditures related to the opening of two company-operated restaurants during the thirteen-weeks ended March 30, 2002. The remainder of the increase is related to increased spending for professional services, travel for franchisee support and recruiting, public relations, insurance and other miscellaneous costs.

      ADVERTISING EXPENSE which increased to $460,000 for the thirteen weeks ended March 30, 2002, from $455,000 in the same period in 2001, decreased as a percentage of total revenues to 5.6% from 6.4%. The decrease is due to the timing of national promotion production costs. The company's National Advertising Fund incurred more promotional and advertising costs in the first quarter of 2001 than in the first quarter of 2002.

      INTEREST EXPENSE decreased 10.2% to $132,000 for the thirteen weeks ended March 30, 2002, from $147,000 in the year-earlier period. Since March 31, 2001, debt increased by $288,000, or 5.4%, to $5,635,000 as of March 30, 2002.
However, with interest rates declining, the company was able to renegotiate interest rates downward by 1.7% to 2.4% on approximately 45.0% of its outstanding debt during the fourth quarter of 2001 resulting in the decrease in interest expense for the company during the first quarter of 2002.

      OTHER, NET expense was $79,000 for the thirteen weeks ended March 30, 2002, compared with an expense of $21,000 in the prior year. The increase is due to a $30,000 loss on the disposal of assets relating to a store closure as well as $23,000 in loan closing costs incurred by the company. Also included in this category is other miscellaneous income and expenses, including franchise tax expense and these income and expense categories were relatively consistent during thirteen weeks ended March 30, 2002, and the year-earlier period.

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

      In the past, the company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded. During the thirteen weeks ended March 30, 2002, $2,000 of lease obligation payments were incurred for closed stores and charged against this reserve. As of March 30, 2002, the company's remaining accrual for all future lease obligations discussed above was $98,000 for the remaining lease payments due, net of estimated sub-lease income.

LIQUIDITY AND CAPITAL RESOURCES

      Capital expenditures totaled $613,000 for the thirteen weeks ended March 30, 2002 and $417,000 for the year-earlier period. Generally, the company constructs its restaurant buildings on leased properties for its company-operated restaurants. The average monthly lease cost for the 16 company-operated restaurants on leased sites at March 30, 2002 is approximately $3,800 per month. For the 14 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $5,000.

      Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $325,000 for the thirteen weeks ended March 30, 2002 and $331,000 for the year-earlier period.

      Cash provided by operations for the thirteen week period ended March 30, 2002, was $871,000 compared with $638,000 in the year-earlier period. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment.

      As of March 30, 2002, the company had total long-term debt of $5,635,000 and unused lines of credit and loan commitments of potential additional borrowings of $1,626,000. No additional debt commitments were made by the company during the thirteen weeks ended March 30, 2002.

      On January 2, 2001, the company's board of directors adopted a stock repurchase plan that allows the company to repurchase up to 500,000 shares of its outstanding common stock. As of March 30, 2002, the company had repurchased 25,000 shares of common stock under the plan. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions, at the discretion of the company.

      The company has budgeted capital expenditures of approximately $3.5 million in fiscal year 2002, excluding potential acquisitions. These capital expenditures primarily relate to the development of additional company-operated restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems, including enhancements to our point-of-sale system. As of March 30, 2002, the company had spent $613,000 of these budgeted capital expenditures. The company expects to fund these capital expenditures through cash flow from operations and borrowings under its existing line of credit. These capital expenditures may also require additional debt or equity financing, which the company has not secured at this time.


SEASONALITY AND INFLATION

      While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirteen weeks ended March 30, 2002. Increases in food,labor or other operating costs could adversely affect the company's operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.


CONVERSION OF PREFERRED STOCK

      In accordance with the provisions of the company's Certificate of Incorporation regarding preferred stock, as a result of the company's having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of March 30, 2002, only 19,763 shares have yet to be converted.


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

      During the thirteen weeks ended March 30, 2002, the cost of beef and chicken was relatively stable; however, management of the company expects these costs to rise at some point in the future, and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.

      Due to the competitive nature of the restaurant industry, site selection continues to be challenging as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

      Company-operated same-store sales increased 4.4% during the thirteen weeks ended March 30, 2002. The same-store sales growth is primarily attributable to a menu price increase of approximately 4.0% implemented by the company in mid-December 2001.

      The future success of the company will be determined, to a great extent, by its ability to positively address these issues.


RECENTLY ISSUED ACCOUNTING STANDARDS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The company adopted SFAS No. 141 on December 30, 2001, with no material effect on the company's consolidated financial position or results of operations.

      The company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and other Intangible Assets" (SFAS No. 142) effective January 1, 2002. SFAS No. 142 changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. The Company ceased amortization of goodwill in 2002 under the provisions of this statement. Expenses for the three months ended March 31, 2001 included amortization of $38,000. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income for the first quarter of 2001 would have been approximately $24,000 (tax effected) greater than the reported total of $156,000 and earnings per share would have been $0.04 compared to the reported total of $0.03.

      In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for years beginning after December 15, 2001. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the fundamental provision of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset's carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. The company adopted SFAS 144 on December 30, 2001, with no material impact on the company's consolidated financial position or results of operations.

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

      Less than 25% of the company's debt portfolio as of March 30, 2002, had variable rates or had maturity dates of less than two years. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $4,000 annually, depending on the timing of the rate changes and debt maturities.

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

                             BACK YARD BURGERS, INC.


Date: May 13, 2002                      By: /s/ Lattimore M. Michael
      ------------                          -----------------------------
                                            Lattimore M. Michael
                                            Chairman and Chief Executive Officer


Date: May 13, 2002                      By: /s/ Michael G. Webb
      ------------                          -----------------------------
                                            Michael G. Webb
                                            Chief Financial Officer