Form 10-Q
period 2002-06-29
BACK YARD BURGERS INC
filed 2002-08-13
CIK 901495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-12104

BACK YARD BURGERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0737163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1657 Shelby Oaks Dr. N. Ste. 105, Memphis, Tennessee 38134
(Address of principal executive offices)

(901) 367-0888
(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class — Common stock, par value $.01 per share

Outstanding at July 31, 2002- 4,717,641

BACK YARD BURGERS, INC.

INDEX

Page No.

Part I — Financial Information

Item 1 - Unaudited Consolidated Financial Statements:

Balance Sheet as of June 29, 2002 and December 29, 2001	3

Statement of Income for the Thirteen and Twenty-Six Weeks Ended June 29, 2002 and June 30, 2001	4

Statement of Cash Flows for the Twenty-Six Weeks Ended June 29, 2002 and June 30, 2001	5

Notes to Unaudited Financial Statements	6-8

Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15

Item 3 - Quantitative and Qualitative Disclosures About Market Risk	15

Part II — Other Information

Item 1 - Legal Proceedings	16

Item 2 - Changes in Securities and Use of Proceeds	16

Item 3 - Defaults Upon Senior Securities	16

Item 4 - Submission of Matters to a Vote of Security Holders	16

Item 5 - Other Information	16

Item 6 - Exhibits and Reports on Form 8-K	16

Signatures	17

Back Yard Burgers, Inc.

Consolidated Balance Sheet (Unaudited)
(in thousands, except for share and per share amounts)

	June 29,	December 29,
	2002	2001

ASSETS
Cash and cash equivalents	$1,816	$1,657
Receivables, less allowance for doubtful accounts of $141 ($129 in 2001)	488	582
Inventories	221	229
Income taxes receivable	—	38
Current deferred tax asset	123	186
Prepaid expenses and other current assets	233	50

Total current assets	2,881	2,742

Property and equipment, at depreciated cost	15,369	14,176
Intangible assets	1,751	1,751
Noncurrent deferred tax asset	292	419
Notes receivable	122	134
Other assets	243	286

	$20,658	$19,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,075	$994
Accrued expenses	1,494	1,368
Reserve for closed stores	76	100
Income taxes payable	59	0
Current installments of long-term debt	592	570

Total current liabilities	3,296	3,032
Long-term debt, less current installments	4,903	5,202
Deferred franchise and area development fees	504	285
Other deferred income	338	341
Other deferred liabilities	65	57

Total liabilities	9,106	8,917

Commitments and contingencies	—	—

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,763 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 4,715,685 shares issued and outstanding (4,645,019 at December 29, 2001)	48	47
Paid-in capital	10,391	10,195
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	1,141	377

Total stockholders’ equity	11,552	10,591

Total liabilities and stockholders’ equity	$20,658	$19,508

See accompanying notes to unaudited financial statements

Back Yard Burgers, Inc.

Consolidated Statement of Income (Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks		Twenty-Six Weeks
	Ended		Ended

	June 29,	June 30,	June 29,	June 30,
	2002	2001	2002	2001

Revenues:
Restaurant sales	$8,279	$7,387	$15,590	$13,718
Franchise and area development fees	17	42	44	141
Royalty fees	566	525	1,082	964
Advertising fees	135	135	265	248
Other	199	254	394	406

Total revenues	9,196	8,343	17,375	15,477

Expenses:
Cost of restaurant sales	2,588	2,371	4,879	4,388
Restaurant operating expenses	3,746	3,396	7,216	6,502
General and administrative	1,040	978	2,106	1,794
Advertising	525	503	985	958
Depreciation and amortization	345	336	670	667

Total expenses	8,244	7,584	15,856	14,309

Operating income	952	759	1,519	1,168

Interest income	4	4	8	11
Interest expense	(117)	(127)	(249)	(274)
Other, net	14	(17)	(65)	(38)

Income before income taxes	853	619	1,213	867
Income taxes	316	254	449	346

Net income	$537	$365	$764	$521

Income per share:
Basic	$0.11	$0.08	$0.16	$0.11

Diluted	$0.11	$0.08	$0.15	$0.11

Weighted average number of common shares and common equivalent shares outstanding
Basic	4,713	4,630	4,702	4,631

Diluted	5,097	4,753	5,078	4,730

See accompanying notes to unaudited financial statements

Back Yard Burgers, Inc.

Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Twenty-Six Weeks Ended

	June 29,	June 30,
	2002	2001

Cash flows from operating activities:
Net income	$764	$521
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation of property and equipment	669	588
Deferred income taxes	190	225
Amortization of intangible assets	1	79
Provision for losses on receivables	12	95
Loss on sale of assets	17	1
Other deferred income	—	—
(Increase) decrease in assets:
Receivables	82	(278)
Inventories	8	(19)
Prepaid expenses and other current assets	(183)	(25)
Other assets	42	(13)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	212	603
Reserve for closed stores	(7)	(8)
Income taxes payable/receivable	97	71
Other deferred income	(3)	(73)
Other deferred liabilities	8	(8)
Deferred franchise and area development fees	219	(92)

Net cash provided by operating activities	2,128	1,667

Cash flows from investing activities:
Additions to property and equipment	(2,266)	(837)
Proceeds from sale of property and equipment	365	13
Proceeds on notes receivable	12	8

Net cash used in investing activities	(1,889)	(816)

Cash flows from financing activities:
Issuance of stock	197	14
Principal payments on long-term debt	(277)	(551)
Proceeds from issuance of long-term debt	—	223
Treasury stock purchases	—	(28)

Net cash used by financing activities	(80)	(342)

Net increase in cash and cash equivalents	159	509
Cash and cash equivalents:
Beginning of period	1,657	1,041

End of period	$1,816	$1,550

Supplemental disclosure of cash flow information:
Income taxes paid	$162	$50

Interest paid	$260	$284

See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION

Back Yard Burgers, Inc. owns and operates quick-service and fast-casual restaurants and is engaged in the sale of franchises and the collection of royalties based upon related franchise sales. The company grants franchise rights for the use of “Back Yard Burgers,” “BYB” or “BY Burgers” trade names and other associated trademarks, signs, emblems, logos, slogans and service marks which have been or may be developed.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to Financial Statements for the year ended December 29, 2001 included in the company’s 2001 Annual Report.

     The financial statements include the accounts of Back Yard Burgers, Inc. and its wholly-owned subsidiaries, Little Rock Back Yard Burgers, Inc., Atlanta Burgers BYB Corporation and BYB Properties, Inc., as well as the Back Yard Burgers National Advertising Fund. All significant intercompany transactions have been eliminated.

     The results of operations for the current period are not necessarily indicative of the results to be expected for the full year.

     The company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to December 31.

NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The company adopted SFAS No. 141 on December 30, 2001, with no material effect on the company’s consolidated financial position or results of operations.

     The company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS No. 142) effective January 1, 2002. SFAS No. 142 changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. No impairment to the recorded value of the Company’s indefinite-lived assets was found to exist as a result of the required testing. The Company ceased amortization of goodwill in 2002 under the provisions of this statement. Expenses for the thirteen-weeks ended June 30, 2001 included amortization of $37,000 and expenses for the twenty-six weeks ended June 30, 2001 included amortization of $75,000. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income for the second quarter of 2001 would have been approximately $23,000 (tax effected) greater than the reported total of $365,000 and earnings per share would have been remained unchanged at $0.08. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income for the twenty-six weeks ended June 30, 2001 would have been approximately $47,000 (tax effected) greater than the reported total of $521,000 and earnings per share would have been $0.12 compared to the reported total of $0.11.

     In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for years beginning after December 15, 2001. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the fundamental provision of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. The company adopted SFAS 144 on December 30, 2001, with no material impact on the company’s consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for the Company on January 1, 2003. Upon adoption of SFAS 145, the Company will reclassify previously reported extraordinary items as a component of earnings before income taxes.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 is effective for the Company on January 1, 2003 and will be applied on a prospective basis.

NOTE 3 — NET INCOME PER SHARE

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

COMPUTATION OF INCOME PER SHARE
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	June 29, 2002	June 30, 2001	June 29, 2002	June 30, 2001

Net Income	$537	$365	$764	$521

Weighted average number of common shares outstanding during the period	4,713	4,630	4,702	4,631

Basic income per share	$.11	$.08	$.16	$.11

Weighted average number of common shares outstanding during the period	4,713	4,630	4,702	4,631

Preferred shares convertible to common shares	20	20	20	20
Stock options	364	103	356	79

	5,097	4,753	5,078	4,730

Diluted income per share	$.11	$.08	$.15	$.11

NOTE 4 — DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At June 29, 2002, deferred fees include franchise and area development rights sold during the following years:

2002	$241
2001	52
Previous years	211

$504

NOTE 5 — COMMITMENTS AND CONTINGENCIES

The company is party to several pending legal proceedings and claims. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial condition or results of operations of the company.

Forward-Looking Information

     Certain information included herein may contain statements that are forward-looking, such as statements related to financial items and results, plans for future expansion and other business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition. Forward-looking statements made by the company are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the company. These risks and uncertainties include, but are not limited to, increased competition within the industry for customers, the availability of qualified labor and desirable locations, increased costs for beef, chicken or other food products and the effectiveness of promotional efforts and management decisions related to restaurant growth, financing, franchising and new product development, as well as items described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. The company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     As of June 29, 2002, the Back Yard Burgers system included 106 restaurants, of which 39 were company-operated and 67 were franchised. The company’s revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company’s revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

Results of Operations

     The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the company’s historical operations and operating data for the periods indicated.

	Twenty-Six Weeks Ended

	June 29,	June 30,
	2002	2001

Revenues
Restaurant sales	89.7%	88.7%
Franchise and area development fees	.3	.9
Royalty fees	6.2	6.2
Advertising fees	1.5	1.6
Other operating revenue	2.3	2.6

Total revenue	100.0%	100.0%

	Twenty-Six Weeks Ended

	June 29, 2002	June 30, 2001

Costs and Expenses
Cost of restaurant sales (1)	31.3%	32.0%
Restaurant operating expenses (1)	46.3	47.4
General and administrative	12.1	11.6
Advertising	5.7	6.2
Depreciation and amortization	3.9	4.3
Operating income	8.7	7.5
Interest income	—	.1
Interest expense	(1.4)	(1.8)
Other, net	(.4)	(.2)
Income before income taxes	7.0	5.6
Income taxes (2)	(37.0)	(39.9)
Net income	4.4	3.4

	Twenty-Six Weeks Ended

	June 29, 2002	June 30, 2001

	($000's)
System-wide restaurant sales
Company-operated	$15,590	$13,718
Franchised	27,133	24,454

Total	$42,723	$38,172

Average annual sales per restaurant open for a full year (3)
Company-operated	$794	$768
Franchised	$820	$764
System-wide	$809	$766

Number of restaurants
Company-operated	39	36
Franchised	67	62

Total	106	98

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

(3)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

Comparison of the Company’s Results for the Thirteen Weeks Ended June 29, 2002 and June 30, 2001.

     Restaurant sales increased 12.1% to $8,279,000 during the thirteen weeks ended June 29, 2002, from $7,387,000 for the same 2001 period. This increase is due to a net increase of three company-operated units, as well as a 0.9% increase in same-store sales at restaurants open for more than one year.

     Franchise and area development fees decreased to $17,000 for the thirteen weeks ended June 29, 2002, from $42,000 in the year-earlier period. Three new co-branded franchised stores opened under the company’s Multi-Brand Development Agreement with YUM! Brands, Inc. during the thirteen weeks ended June 29, 2002 compared with two openings of stand alone Back Yard Burgers franchises in the year-earlier period.

     Royalty fees increased 7.8% to $566,000 during the thirteen week period ended June 29, 2002, compared to $525,000 during the same period in 2001. This is due to an increase in franchised restaurant sales upon which the fees are based. Franchised restaurant sales increased due to net unit growth of five stores or 8.1% since June 30, 2001.

     Other revenues decreased 21.7% to $199,000 during the thirteen week period ended June 29, 2002, compared to $254,000 during the same period in 2001. This decrease is due primarily to a decrease in vendor rebates earned in the thirteen weeks ended June 29, 2002.

     Cost of restaurant sales, consisting of food and paper costs, totaled $2,588,000 for the thirteen weeks ended June 29, 2002, and $2,371,000 during the same period in 2001, decreasing as a percentage of restaurant sales to 31.3% from 32.1%. The decrease as a percentage of sales is primarily due to the menu price increase taken by the company in mid-December 2001, offset by cost increases of certain ingredients over the prior year, including produce, dairy and beef products.

     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $3,746,000 for the thirteen weeks ended June 29, 2002, from $3,396,000 in the same prior year period, decreasing as a percentage of restaurant sales to 45.2%, from 46.0% for the year-earlier period. This change is primarily the result of a decrease in labor costs as a percentage of sales of 0.6%.

     General and administrative costs which increased $62,000 to $1,040,000 for the thirteen weeks ended June 29, 2002 from $978,000 in the same year earlier period, decreased as a percentage of total revenue for the thirteen weeks ended June 29, 2002, to 11.3% from 11.7% in the same period in 2001. The change is due to increased spending for professional services, travel for franchisee support and recruiting, public relations, insurance and other miscellaneous costs.

     Advertising expense which increased by $22,000 to $525,000 for the thirteen weeks ended June 29, 2002, from $503,000 in the same period in 2001, decreased slightly as a percentage of total revenues to 5.7% from 6.0%.

     Interest expense decreased 7.9% to $117,000 for the thirteen weeks ended June 29, 2002, from $127,000 in the year-earlier period. Since June 30, 2001, debt increased by $420,000, or 8.3%, to $5,495,000 as of June 29, 2002. However, with interest rates declining, the company was able to renegotiate interest rates downward by 1.7% to 2.4% on approximately 45.0% of its outstanding debt during the fourth quarter of 2001 resulting in the decrease in interest expense for the company during the thirteen weeks ended June 29, 2002.

Comparison of the Company’s Results for the Twenty-Six Weeks Ended June 29, 2002 and June 30, 2001.

     Restaurant sales increased 13.6% to $15,590,000 during the twenty-six weeks ended June 29, 2002 compared to $13,718,000 in the year-earlier period. This increase is due to a net increase of three company-operated units, as well as a 2.6% increase in same-store sales at restaurants open for more than one year.

     Franchise and area development fees were $44,000 for the twenty-six weeks ended June 29, 2002, compared with $141,000 during the comparable period in 2001. The decrease is due to the opening of five franchised restaurants during twenty-six weeks ended June 29, 2002, compared with seven openings in the first two quarters of 2001. Four of the five franchised restaurant openings in 2002 were co-branded restaurants opened under the company’s Multi-Brand Development Agreement with YUM! Brands, Inc., and the franchise fee for the co-branded restaurants under the Agreement is less than the company’s standard franchise fee.

     Royalty fees increased 12.2% to $1,082,000 during the twenty-six week period ended June 29, 2002 compared to $964,000 during the same period in 2001. This is due to an increase in franchised restaurant sales upon which the fees are based. Franchised restaurant sales increased due to net unit growth of five stores or 8.1% since June 30, 2001, as well as 0.8% increase in same-store sales over the prior year period sales.

     Cost of restaurant sales, consisting of food and paper costs, totaled $4,879,000 for the twenty-six weeks ended June 29, 2002, and $4,388,000 during the same period in 2001, decreasing as a percentage of restaurant sales to 31.3% from 32.0%. The decrease as a percentage of sales is primarily due to the menu price increase taken by the company in mid-December 2001, offset by cost increases of certain ingredients over the prior year, including produce, dairy and beef products.

     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $7,216,000 for the twenty-six weeks ended June 29, 2002, from $6,502,000 in the same prior year period, decreasing as a percentage of restaurant sales to 46.3%, from 47.4% for the year-earlier period. This change is primarily the result of a decrease in labor costs as a percentage of sales of 1.0%.

     General and administrative costs increased by $312,000 to $2,106,000 for the twenty-six weeks ended June 29, 2002 from $1,794,000 in the same year earlier period. $61,000 of the increase was personnel related, including increased spending on recruiting, training and benefit costs. Preopening expenses also increased by $29,000 due to the expenditures related to the opening of two company-operated restaurants during the twenty-six weeks ended June 29, 2002. The remainder of the increase is related to increased spending for professional services, travel for franchisee support and recruiting, public relations, insurance and other miscellaneous costs.

     Advertising expense, which increased by $27,000 to $985,000 for the twenty-six weeks ended June 29, 2002, from $958,000 in the same period in 2001, decreased as a percentage of total revenues to 5.7% from 6.2%. The company currently spends approximately 5.0% of restaurant sales on local advertising. The remainder of the advertising expenditures are costs related to system-wide promotions.

     Interest expense decreased 9.1% to $249,000 for the twenty-six weeks ended June 29, 2002, from $274,000 in the year-earlier period. Since June 30, 2001, debt increased by $420,000, or 8.3%, to $5,495,000 as of June 29, 2002. However, with interest rates declining, the company was able to renegotiate interest rates downward by 1.7% to 2.4% on approximately 45.0% of its outstanding debt during the fourth quarter of 2001 resulting in the decrease in interest expense for the company during the twenty-six weeks ended June 29, 2002.

     Other, net expense was $65,000 for the twenty-six weeks ended June 29, 2002, compared with a net $38,000 expense in the prior year. The increase is due to a net $17,000 loss on the disposal of assets compared with a $1,000 loss in the prior year as well as $23,000 in loan closing costs incurred by the company during the twenty-six weeks ended June 29, 2002. Also included in this category is other miscellaneous income and expenses, including franchise tax expense and these income and expense categories were relatively consistent during twenty-six weeks ended June 29, 2002, and the year-earlier period.

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

     In the past, the company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded. During the twenty-six weeks ended June 29, 2002, $7,000 of lease obligation payments were incurred for closed stores and charged against this reserve. During the thirteen week period ended June 29, 2002, the company also sub-leased a closed property and reduced the reserve previously recorded for that store by $17,000 based on revised estimated sub-lease income. As of June 29, 2002, the company’s remaining accrual for all future lease obligations discussed above was $76,000 for the remaining lease payments due, net of estimated sub-lease income.

Liquidity and Capital Resources

     Capital expenditures totaled $2,266,000 for the twenty-six weeks ended June 29, 2002 and $837,000 for the year-earlier period. Generally, the company constructs its restaurant buildings on leased properties for its company-operated restaurants. The average monthly lease cost for the 16 company-operated restaurants on leased sites at June 29, 2002 is approximately $3,800 per month. For the 14 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $5,000.

     Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $670,000 for the twenty-six weeks ended June 29, 2002 and $667,000 for the year-earlier period.

     Cash provided by operations for the twenty-six weeks period ended June 29, 2002, was $2,128,000 compared with $1,667,000 in the year-earlier period. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment.

     As of June 29, 2002, the company had total long-term debt of $5,495,000 and unused lines of credit and loan commitments of potential additional borrowings of $1,626,000. No additional debt commitments were made by the company during the twenty-six weeks ended June 29, 2002.

     On January 2, 2001, the company’s board of directors adopted a stock repurchase plan that allows the company to repurchase up to 500,000 shares of its outstanding common stock. As of June 29, 2002, the company had repurchased 25,000 shares of common stock under the plan. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions, at the discretion of the company.

     The company has budgeted capital expenditures of approximately $4.0 million in fiscal year 2002, excluding potential acquisitions. These capital expenditures primarily relate to the development of additional company-operated restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems, including enhancements to our point-of-sale system. As of June 29, 2002, the company had spent $2,266,000 of these budgeted capital expenditures. The company expects to fund these capital expenditures through cash flow from operations and borrowings under its existing line of credit. These capital expenditures may also require additional debt or equity financing, which the company has not secured at this time.

Seasonality and Inflation

     While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the twenty-six weeks ended June 29, 2002. Increases in food,labor or other operating costs could adversely affect the company’s operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

Conversion of Preferred Stock

     In accordance with the provisions of the company’s Certificate of Incorporation regarding preferred stock, as a result of the company’s having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of June 29, 2002, only 19,763 shares have yet to be converted.

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

     During the twenty-six weeks ended June 29, 2002, the cost of beef and chicken was relatively stable; however, management of the company expects these costs to rise at some point in the future, and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.

     Due to the competitive nature of the restaurant industry, site selection continues to be challenging as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

     Company-operated same-store sales increased 2.6% during the twenty-six weeks ended June 29, 2002. The same-store sales growth is primarily attributable to a menu price increase of approximately 4.0% implemented by the company in mid-December 2001.

     The future success of the company will be determined, to a great extent, by its ability to positively address these issues.

Recently Issued Accounting Standards

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The company adopted SFAS No. 141 on December 30, 2001, with no material effect on the company’s consolidated financial position or results of operations.

     The company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS No. 142) effective January 1, 2002. SFAS No. 142 changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. No impairment to the recorded value of the Company’s indefinite-lived assets was found to exist as a result of the required testing. The Company ceased amortization of goodwill in 2002 under the provisions of this statement. Expenses for the thirteen-weeks ended June 30, 2001 included amortization of $37,000 and expenses for the twenty-six weeks ended June 20, 2001 included amortization of $75,000. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income for the second quarter of 2001 would have been approximately $23,000 (tax effected) greater than the reported total of $365,000 and earnings per share would have been remained unchanged at $0.08. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income for the twenty-six weeks ended June 30, 2001 would have been approximately $47,000 (tax effected) greater than the reported total of $521,000 and earnings per share would have been $0.12 compared to the reported total of $0.11.

     In October 2001, the FASB issued SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets effective for years beginning after December 15, 2001. This Statement supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, but retains the fundamental provision of SFAS 121 for recognition and measurement of the impairment of long-lived assets to be held and used and measurement of long-lived assets to be held for sale. The statement requires that whenever events or changes in circumstances indicate that a long-lived asset’s carrying value may not be recoverable, the asset should be tested for recoverability. The statement also requires that a long-lived asset classified as held for sale should be carried at the lower of its carrying value or fair value, less cost to sell. The company adopted SFAS 144 on December 30, 2001, with no material impact on the company’s consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. SFAS 145 is effective for the Company on January 1, 2003. Upon adoption of SFAS 145, the Company will reclassify previously reported extraordinary items as a component of earnings before income taxes.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. SFAS 146 is effective for the Company on January 1, 2003 and will be applied on a prospective basis.

Item 3 Quantitative and Qualitative Disclosures About Market Risk

     The company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates on variable rate debt and the repricing of fixed rate debt at maturity. Management monitors interest rate fluctuations as an integral part of the company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potential adverse effect of our results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as food, labor and occupancy costs.

     Less than 25% of the company’s debt portfolio as of June 29, 2002, had variable rates or had maturity dates prior to the end of 2003. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $4,000 annually, depending on the timing of the rate changes and debt maturities.

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

None

Item 3 Defaults Upon Senior Securities

Not Applicable

Item 4 Submission of Matters to a Vote of Security Holders

On May 16, 2002, the Company held its Annual Meeting of Stockholders in Memphis, Tennessee, for the purpose of: (1) electing two Class II members to the Board of Directors; (2) approving the Back Yard Burgers, Inc. 2002 Equity Incentive Plan; (3) ratifying the appointment of PricewaterhouseCoopers LLP as independent public accountants for 2001 and (4) to transact such other business as may have properly come before the meeting or an adjournment thereof.

The following table sets forth the Class II directors elected at such meeting and the number of votes cast by the Company’s stockholders for and withheld for each director:

	For	Withheld

W. Kurt Henke	4,332,656	6,731
William N. Griffith	4,330,838	8,549

The proposal to approve the Back Yard Burgers, Inc. 2002 Equity Incentive Plan was approved at the meeting as follows:

For	4,209,833
Against	115,187
Abstentions	14,367

The appointment of PricewaterhouseCoopers LLP as independent public accountants was ratified at the meeting as follows:

For	4,328,472
Against	5,415
Abstentions	5,500

Item 5 Other Information

None

Item 6 Exhibits and Reports on Form 8-K

Exhibits

None

Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BACK YARD BURGERS, INC.

Date:	August 12, 2002	By:	/s/ Lattimore M. Michael

Lattimore M. Michael
Chairman and Chief Executive Officer

Date:	August 12, 2002	By:	/s/Michael G. Webb

Michael G. Webb
Chief Financial Officer