Form 10-Q
period 2002-09-28
BACK YARD BURGERS INC
filed 2002-11-12
CIK 901495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to _______

Commission file number 1-12104

BACK YARD BURGERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0737163

(State or other jurisdiction of	(I.R.S. Employer

incorporation or organization)	Identification No.)

1657 Shelby Oaks Dr. N. Ste. 105, Memphis, Tennessee 38134
(Address of principal executive offices)

(901) 367-0888
(Registrant’s telephone number)

Indicate by a check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [ ]

Indicate by a check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class — Common stock, par value $.01 per share

Outstanding at October 31, 2002 – 4,742,349

BACK YARD BURGERS, INC.

INDEX

Page No.
Part I — Financial Information

Item 1 — Unaudited Consolidated Financial Statements:

Balance Sheet as of September 28, 2002 and December 29, 2001	3

Statement of Income for the Thirteen and Thirty-Nine Weeks Ended September 28, 2002 and September 29, 2001	4

Statement of Cash Flows for the Thirty-Nine Weeks Ended September 28, 2002 and September 29, 2001	5

Notes to Unaudited Financial Statements	6-8

Item 2 -Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-15

Item 3 – Quantitative and Qualitative Disclosures About Market Risk	15

Item 4 - Disclosure Controls	16

Part II — Other Information

Item 1 -Legal Proceedings	16

Item 2 -Changes in Securities and Use of Proceeds	16

Item 3 -Defaults Upon Senior Securities	16

Item 4 -Submission of Matters to a Vote of Security Holders	16

Item 5 -Other Information	16

Item 6 -Exhibits and Reports on Form 8-K	16

Signatures	17

Certifications of CEO and CFO	18-19

Back Yard Burgers, Inc.
Consolidated Balance Sheet (Unaudited)
(in thousands, except for share and per share amounts)

	September 28,	December 29,
	2002	2001

ASSETS

Cash and cash equivalents	$1,834	$1,657

Receivables, less allowance for doubtful accounts of $129 ($129 in 2001)	450	582

Inventories	262	229

Income taxes receivable	—	38

Current deferred tax asset	113	186

Prepaid expenses and other current assets	194	50

Total current assets	2,853	2,742

Property and equipment, at depreciated cost	16,075	14,176

Intangible assets	1,751	1,751

Noncurrent deferred tax asset	267	419

Notes receivable	116	134

Other assets	253	286

	$21,315	$19,508

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,003	$994

Accrued expenses	1,349	1,368

Reserve for closed stores	67	100

Income taxes payable	4	—

Current installments of long-term debt	662	570

Total current liabilities	3,085	3,032

Long-term debt, less current installments	5,423	5,202

Deferred franchise and area development fees	489	285

Other deferred income	307	341

Other deferred liabilities	62	57

Total liabilities	9,366	8,917

Commitments and contingencies	—	—

Stockholders’ equity Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,617 shares issued and outstanding (19,763 at December 29, 2001)	—	—

Common stock, $.01 par value; 12,000,000 shares authorized; 4,718,378 shares issued and outstanding (4,645,019 at December 29, 2001)	48	47

Paid-in capital	10,402	10,195

Treasury stock, at cost, 25,000 shares	(28)	(28)

Retained earnings	1,527	377

Total stockholders’ equity	11,949	10,591

Total liabilities and stockholders’ equity	$21,315	$19,508

See accompanying notes to unaudiited financial statements.

Back Yard Burgers, Inc.
Consolidated Statement of Income (Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Revenues:

Restaurant sales	$7,823	$7,040	$23,413	$20,758

Franchise and area development fees	81	40	125	181

Royalty fees	541	508	1,623	1,472

Advertising fees	142	129	407	377

Other	189	205	583	611

Total revenues	8,776	7,922	26,151	23,399

Expenses:

Cost of restaurant sales	2,390	2,289	7,269	6,677

Restaurant operating expenses	3,730	3,312	10,946	9,814

General and administrative	1,047	945	3,153	2,739

Advertising	499	453	1,484	1,411

Depreciation and amortization	363	346	1,033	1,013

Total expenses	8,029	7,345	23,885	21,654

Operating income	747	577	2,266	1,745

Interest income	4	5	12	16

Interest expense	(133)	(130)	(382)	(404)

Other, net	(15)	(17)	(80)	(55)

Income before income taxes	603	435	1,816	1,302

Income taxes	217	160	666	506

Net income	$386	$275	$1,150	$796

Income per share:

Basic	$0.08	$0.06	$0.24	$0.17

Diluted	$0.08	$0.06	$0.23	$0.17

Weighted average number of common shares and common equivalent shares outstanding

Basic	4,717	4,636	4,707	4,633

Diluted	5,088	4,771	5,081	4,744

See accompanying notes to unaudiited financial statements.

Back Yard Burgers, Inc.
Consolidated Statement of Cash Flows (Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended

	September 28,	September 29,
	2002	2001

Cash flows from operating activities:

Net income	$1,150	$796

Adjustments to reconcile net income to net cash

Provided by operating activities:

Depreciation of property and equipment	1,031	894

Deferred income taxes	225	272

Amortization of intangible assets	2	119

Provision for losses on receivables	—	125

Loss on sale of assets	17	1

(Increase) decrease in assets:

Receivables	132	(133)

Inventories	(33)	(22)

Prepaid expenses and other current assets	(144)	(36)

Other assets	31	(23)

Increase (decrease) in liabilities:

Accounts payable and accrued expenses	(5)	78

Reserve for closed stores	(16)	(10)

Income taxes payable/receivable	42	49

Other deferred income	(34)	(68)

Other deferred liabilities	5	(9)

Deferred franchise and area development fees	204	(102)

Net cash provided by operating activities	2,607	1,931

Cash flows from investing activities:

Additions to property and equipment	(3,334)	(930)

Proceeds from sale of property and equipment	365	13

Proceeds on notes receivable	18	14

Net cash used in investing activities	(2,951)	(903)

Cash flows from financing activities:

Issuance of stock	208	20

Principal payments on long-term debt	(427)	(672)

Proceeds from issuance of long-term debt	740	223

Treasury stock purchases	—	(28)

Net cash provided (used) by financing activities	521	(457)

Net increase in cash and cash equivalents	177	571

Cash and cash equivalents:

Beginning of period	1,657	1,041

End of period	$1,834	$1,612

Supplemental disclosure of cash flow information:

Income taxes paid	$399	$185

Interest paid	$393	$394

See accompanying notes to unaudiited financial statements.

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

         The company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS No. 142) effective January 1, 2002. SFAS No. 142 changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. No impairment to the recorded value of the Company’s indefinite-lived assets was found to exist as a result of the required testing. The Company ceased amortization of goodwill in 2002 under the provisions of this statement. Expenses for the thirteen-weeks ended September 29, 2001 included amortization of $38,000 and expenses for the thirty-nine weeks ended September 29, 2001 included amortization of $113,000. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income for the third quarter of 2001 would have been approximately $22,000 (tax effected) greater than the reported total of $275,000 and diluted earnings per share would have remained unchanged at $0.06. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income for the thirty-nine weeks ended September 29, 2001 would have been approximately $69,000 (tax effected) greater than the reported total of $796,000 and diluted earnings per share would have been $0.18 compared to the reported total of $0.17.

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

NOTE 3 — NET INCOME PER SHARE

The company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings per Share”, which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

COMPUTATION OF INCOME PER SHARE
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 28,	September 29,	September 28,	September 29,
	2002	2001	2002	2001

Net Income	$386	$275	$1,150	$796

Weighted average number of common shares outstanding during the period	4,717	4,636	4,707	4,633

Basic income per share	$.08	$.06	$.24	$.17

Weighted average number of common shares outstanding during the period	4,717	4,636	4,707	4,633

Preferred shares convertible to common shares	20	20	20	20

Stock options	351	115	354	91

	5,088	4,771	5,081	4,744

Diluted income per share	$.08	$.06	$.23	$.17

The calculation of diluted income per share for the thirteen weeks ended September 28, 2002, and September 29, 2001 excluded 20,000 and 96,649 stock options, respectively, as their effect would be anti-dilutive. The calculation of diluted income per share for the thirty-nine weeks ended September 28, 2002 and September 29, 2001 excluded 13,055 and 208,730 stock options, respectively, as their effect would be anti-dilutive.

NOTE 4 — DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At September 28, 2002, deferred fees include franchise and area development rights sold during the following years:

2002	$273

2001	37

Previous years	179

$489

NOTE 5 – RELATED PARTY TRANSACTIONS

In July of 2002, the company entered into a financing transaction for a new restaurant site and building with certain officers and directors of the company. The total value of the transaction was $840,000. The company recorded $490,000 as a capital lease for the construction of the building and $350,000 as an operating lease for the land on which the building is located. The effective interest rate of the transaction was approximately 8.7%. The transaction was reviewed and approved by an independent board member.

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

         As of September 28, 2002, the Back Yard Burgers system included 112 restaurants, of which 40 were company-operated and 72 were franchised. The company’s revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company’s revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

Results of Operations

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the company’s historical operations and operating data for the periods indicated.

	Thirty-Nine Weeks Ended

	September 28,	September 29,
	2002	2001

Revenues

Restaurant sales	89.5%	88.7%

Franchise and area development fees	.5	.8

Royalty fees	6.2	6.3

Advertising fees	1.6	1.6

Other operating revenue	2.2	2.6

Total revenue	100.0%	100.0%

	Thirty-Nine Weeks Ended

	September 28, 2002	September 29, 2001

Costs and Expenses

Cost of restaurant sales (1)	31.0%	32.2%

Restaurant operating expenses (1)	46.8	47.3

General and administrative	12.1	11.7

Advertising	5.7	6.0

Depreciation and amortization	4.0	4.3

Operating income	8.7	7.5

Interest income	—	.1

Interest expense	(1.5)	(1.7)

Other, net	(.3)	(.2)

Income before income taxes	6.9	5.6

Income taxes (2)	36.7	38.9

Net income	4.4	3.4

	Thirty-Nine Weeks Ended

	September 28,	September 29,
	2002	2001

	($000's)
System-wide restaurant sales

Company-operated	$23,413	$20,758

Franchised	40,648	37,300

Total	$64,061	$58,058

Average annual sales per restaurant open for a full year(3)

Company-operated	$792	$771

Franchised	$830	$772

System-wide	$814	$771

Number of restaurants

Company-operated	40	36

Franchised	72	63

Total	112	99

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

(3)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

Comparison of the Company’s Results for the Thirteen Weeks Ended September 28, 2002 and September 29, 2001.

         Restaurant sales increased 11.1% to $7,823,000 during the thirteen weeks ended September 28, 2002, from $7,040,000 for the year-earlier period. This increase is primarily due to a net increase of four company-operated units since September 29, 2001.

         Franchise and area development fees increased to $81,000 for the thirteen weeks ended September 28, 2002, from $40,000 in the year-earlier period. Five new franchised stores opened during the thirteen weeks ended September 28, 2002 compared with two franchise openings in the year-earlier period.

         Royalty fees increased 6.5% to $541,000 during the thirteen week period ended September 28, 2002, compared to $508,000 during the same period in 2001. This is due to an increase in franchised restaurant sales upon which the fees are based. Franchised restaurant sales increased due to net unit growth of nine franchised stores since September 29, 2001.

         Advertising fees increased 10.1% to $142,000 during the thirteen week period ended September 28, 2002, compared to $129,000 during the same period in 2001. This is due to an increase in franchised restaurant sales, upon which a portion of the fees are based.

         Cost of restaurant sales, consisting of food and paper costs, totaled $2,390,000 for the thirteen weeks ended September 28, 2002, and $2,289,000 during the same period in 2001, decreasing as a percentage of restaurant sales to 30.6% from 32.5%. The decrease as a percentage of sales is attributable to the menu price increase taken by the company in mid-December 2001 as well as a 4.8% decline in the cost of beef during the thirteen weeks ended September 28, 2002.

         Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $3,730,000 for the thirteen weeks ended September 28, 2002, from $3,312,000 in the same prior year period, increasing as a percentage of restaurant sales to 47.7%, from 47.0% for the year-earlier period. The change was due to increases in restaurant expenditures for insurance, utilities and property taxes. These increases were offset by a decrease in labor costs as a percentage of sales of 0.4%.

         General and administrative costs, which increased $102,000 to $1,047,000 for the thirteen weeks ended September 28, 2002 from $945,000 in the same year earlier period, remained flat as a percentage of total revenue at 11.9%. The increased spending was personnel related, including increased spending on recruiting, training and benefit costs.

         Advertising expense, which increased by $46,000 to $499,000 for the thirteen weeks ended September 28, 2002, from $453,000 in the year-earlier period, remained flat as a percentage of total revenue at 5.7%.

         Interest expense was $133,000 for the thirteen weeks ended September 28, 2002, compared with $130,000 in the year-earlier period. Since September 29, 2001, debt increased by $1,131,000, or 22.8%, to $6,085,000 as of September 28, 2002; however, $740,000 of the debt increase was incurred during the thirteen weeks ended September 28, 2002. Based on the timing of these debt transactions and the refinancing of some existing debt at lower interest rates since September 29, 2001, interest expense remained relatively flat with the prior year.

Comparison of the Company’s Results for the Thirty-Nine Weeks Ended September 28, 2002 and September 29, 2001.

         Restaurant sales increased 12.8% to $23,413,000 during the thirty-nine weeks ended September 28, 2002 from $20,758,000 in the year-earlier period. This increase is primarily due to a net increase of four company-operated units since September 29, 2001.

         Franchise and area development fees were $125,000 for the thirty-nine weeks ended September 28, 2002, compared with $181,000 during the comparable period in 2001. Ten franchised locations have opened during the thirty-nine weeks ended September 28, 2002 compared with nine franchised openings during the thirty-nine weeks ended September 29, 2001; however, four of the ten openings during 2002 were co-branded restaurants opened under the company’s Multi-Brand Development Agreement with YUM! Brands, Inc. and the franchise fee for the co-branded restaurants under the Agreement is less than the company’s standard franchise fee.

         Royalty fees increased 10.3% to $1,623,000 during the thirty-nine week period ended September 28, 2002 from $1,472,000 during the year-earlier period. This is due to an increase in franchised restaurant sales upon which the fees are based. Franchised restaurant sales increased due to net unit growth of nine franchised stores since September 29, 2001.

         Cost of restaurant sales, consisting of food and paper costs, totaled $7,269,000 for the thirty-nine weeks ended September 28, 2002, and $6,677,000 during the same period in 2001, decreasing as a percentage of restaurant sales to 31.0% from 32.2%. The decrease as a percentage of sales is primarily due to the menu price increase taken by the company in mid-December 2001.

         Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $10,946,000 for the thirty-nine weeks ended September 28, 2002, from $9,814,000 in the same prior year period, decreasing as a percentage of restaurant sales to 46.8%, from 47.3% for the year-earlier period. This change is primarily the result of a decrease in labor costs as a percentage of sales of 0.8% offset by increases in restaurant expenditures for insurance, utilities and property taxes.

         General and administrative costs increased by $414,000 to $3,153,000 for the thirty-nine weeks ended September 28, 2002 from $2,739,000 in the same year earlier period. $155,000 of the increase was personnel related, including increased spending on recruiting, training and benefit costs. The remainder of the increase is related to increased spending for professional services, travel for franchisee support and recruiting, public relations, insurance and other miscellaneous costs.

         Advertising expense, which increased by $73,000 to $1,484,000 for the thirty-nine weeks ended September 28, 2002, from $1,411,000 in the same period in 2001, decreased as a percentage of total revenues to 5.7% from 6.0%. The company currently spends approximately 5.0% of restaurant sales on local advertising. The remainder of the advertising expenditures are costs related to system-wide promotions.

         Interest expense decreased by $22,000 to $382,000 for the thirty-nine weeks ended September 28, 2002, from $404,000 in the year-earlier period. Since September 29, 2001, debt increased by $1,131,000, or 22.8%, to $6,085,000 as of September 28, 2002; however, $740,000 of the debt increase was incurred during the thirteen weeks ended September 28, 2002. Based on the timing of these debt transactions and the refinancing of some existing debt at lower interest rates since September 29, 2001, interest expense remained relatively flat with the prior year.

         Other, net expense was $80,000 for the thirty-nine weeks ended September 28, 2002, compared with a net $55,000 expense in the prior year. The increase is due to a net $17,000 loss on the disposal of assets compared with a $1,000 loss in the prior year as well as $23,000 in loan closing costs incurred by the company during the thirty-nine weeks ended September 28, 2002. Also included in this category is other miscellaneous income and expenses, including franchise tax expense and these income and expense categories were relatively consistent during thirty-nine weeks ended September 28, 2002, and the year-earlier period.

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

         In the past, the company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded. During the thirty-nine weeks ended September 28, 2002, $16,000 of lease obligation payments were incurred for closed stores and charged against this reserve. The company also sub-leased a closed property and reduced the reserve previously recorded for that store by $17,000 based on revised estimated sub-lease income. As of September 28, 2002, the company’s remaining accrual for all future lease obligations discussed above was $67,000 for the remaining lease payments due, net of estimated sub-lease income.

Liquidity and Capital Resources

         Capital expenditures totaled $3,334,000 for the thirty-nine weeks ended September 28, 2002 and $930,000 for the year-earlier period. Generally, the company constructs its restaurant buildings on leased properties for its company-operated restaurants. The average monthly lease cost for the 14 company-operated restaurants on leased sites at September 28, 2002 is approximately $3,430 per month. For the 16 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $5,550.

         Cash provided by operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $1,033,000 for the thirty-nine weeks ended September 28, 2002 and $1,013,000 for the year-earlier period.

         Cash provided by operations for the thirty-nine weeks period ended September 28, 2002, was $2,607,000 compared with $1,931,000 in the year-earlier period. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment as well as the re-imaging of existing restaurants to reflect the company’s new logo and related color scheme.

         As of September 28, 2002, the company had total long-term debt of $6,085,000 and unused lines of credit and loan commitments of potential additional borrowings of $1,626,000. During the third quarter of 2002, the company secured a capital lease agreement with an effective interest rate of 7.9% to finance the acquisition of $250,000 of restaurant equipment. The company also secured a capital lease with an effective interest rate of approximately 8.7% to finance $490,000 in construction costs for a new company restaurant during the third quarter of 2002. No additional debt commitments were made by the company during the thirty-nine weeks ended September 28, 2002.

         On January 2, 2001, the company’s board of directors adopted a stock repurchase plan that allows the company to repurchase up to 500,000 shares of its outstanding common stock. As of September 28, 2002, the company had repurchased 25,000 shares of common stock under the plan. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions, at the discretion of the company.

         The company has budgeted capital expenditures of approximately $4.0 million in fiscal year 2002, excluding potential acquisitions. These capital expenditures primarily relate to the development of additional company-operated restaurants, store equipment upgrades, new logo conversions and enhancements to existing financial and operating information systems. As of September 28, 2002, the company had spent $3,334,000 of these budgeted capital expenditures. The company expects to fund these capital expenditures through cash flow from operations and borrowings under its existing line of credit. These capital expenditures may also require additional debt or equity financing, which the company has not secured at this time.

Seasonality and Inflation

         While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirty-nine weeks ended September 28, 2002. Increases in food, labor or other operating costs could adversely affect the company’s operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

Conversion of Preferred Stock

         In accordance with the provisions of the company’s Certificate of Incorporation regarding preferred stock, as a result of the company’s having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of September 28, 2002, only 19,617 shares have yet to be converted.

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

         During the thirty-nine weeks ended September 28, 2002, the cost of beef and chicken was relatively stable; however, management of the company expects these costs to rise at some point in the future, and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.

         Due to the competitive nature of the restaurant industry, site selection continues to be challenging as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

         Company-operated same-store sales increased 1.2% during the thirty-nine weeks ended September 28, 2002. The same-store sales growth is primarily attributable to a menu price increase of approximately 4.0% implemented by the company in mid-December 2001. The company’s marketing strategy and product development efforts are focused on increasing guest awareness and increasing the frequency of guest visits; however, there are no assurances that the increases in same-store sales will continue.

         On January 2, 2002, the company entered the Development Agreement with YUM! Brands, Inc. Based upon multi-brand testing to date, the company and YUM! have concluded that the Back Yard Burgers brand is better suited for YUM!’s QSR environment rather than their casual dining. Therefore, based on the QSR positioning of Taco Bell and the casual dining positioning of Pizza Hut, the company expects that its future development efforts and testing with YUM! will occur with Taco Bell rather than Pizza Hut. The company also anticipates that the Back Yard Burgers brand at two existing co-branded restaurants with Pizza Hut will be removed. There has been no determination of whether there will be co-branded outlets with KFC at this time.

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

         The company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS No. 142) effective January 1, 2002. SFAS No. 142 changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. No impairment to the recorded value of the Company’s indefinite-lived assets was found to exist as a result of the required testing. The Company ceased amortization of goodwill in 2002 under the provisions of this statement. Expenses for the thirteen-weeks ended September 29, 2001 included amortization of $38,000 and expenses for the thirty-nine weeks ended September 29, 2001 included amortization of $113,000. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income for the third quarter of 2001 would have been approximately $22,000 (tax effected) greater than the reported total of $275,000 and diluted earnings per share would have remained unchanged at $0.06. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income for the thirty-nine weeks ended September 29, 2001 would have been approximately $69,000 (tax effected) greater than the reported total of $796,000 and diluted earnings per share would have been $0.18 compared to the reported total of $0.17.

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

         Less than 25% of the company’s debt portfolio as of September 28, 2002, had variable rates or had maturity dates prior to the end of 2003. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $4,000 annually, depending on the timing of the rate changes and debt maturities.

         The company has considered the use of hedging instruments to minimize interest rate fluctuation risk, but based on the debt portfolio structure described above, no hedging tool has been deemed necessary for the company at this time.

Item 4. Controls and Procedures

         A review and evaluation was performed by the company’s management, including the company’s Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of a date within 90 days prior to the filing of this quarterly report. Based on that review and evaluation, the CEO and CFO have concluded that the company’s current disclosure controls and procedures, as designed and implemented, are effective to ensure that information required to be disclosed by the company in the report filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and include controls and procedures designed to ensure that information required to be disclosed by the company in such reports is accumulated and communicated to its management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in the company’s internal controls or in other factors that could significantly affect the company’s internal controls subsequent to the date of their evaluation. There were no significant material weaknesses identified in the course of such review and evaluation and, therefore, no corrective measures were taken by the company.

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

BACK YARD BURGERS, INC.

Date:	November 12, 2002	By:	/s/Lattimore M. Michael

Lattimore M. Michael

Chairman and Chief Executive Officer

Date:	November 12, 2002	By:	/s/Michael G. Webb

Michael G. Webb

Chief Financial Officer

Certification of Chief Executive Officer

Of Back Yard Burgers, Inc.

                           This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the quarterly report on Form 10-Q (the “Form 10-Q”) for the quarter ended September 28, 2002 of Back Yard Burgers, Inc.

         I, Lattimore M. Michael, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Back Yard Burgers, Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Lattimore M. Michael

Lattimore M. Michael Chief Executive Officer November 12, 2002

Certification of Chief Financial Officer

Of Back Yard Burgers, Inc.

                           This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the quarterly report on Form 10-Q (the “Form 10-Q”) for the quarter ended September 28, 2002 of Back Yard Burgers, Inc.

         I, Michael G. Webb, certify that:

         1.     I have reviewed this quarterly report on Form 10-Q of Back Yard Burgers, Inc.;

         2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

         6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael G. Webb

Michael G. Webb Chief Financial Officer November 12, 2002