Form 10-K
period 2002-12-28
BACK YARD BURGERS INC
filed 2003-03-28
CIK 901495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED DECEMBER 28, 2002

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

(901) 367-0888
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Name of Each Exchange
Title of Each Class	on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Name of Each Market
Title of Each Class	on Which Listed

Common Stock, $.01 par value	Nasdaq SmallCap Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

     Indicate by check mark whether Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☑

     The aggregate market value of common stock held by non-affiliates on March 1, 2003 was approximately $15,550,000.

     The number of shares outstanding of the registrant’s common stock as of March 1, 2003 was 4,721,723.

     Certain portions of Part II are incorporated by reference from the registrant’s annual report to stockholders for the year ended December 28, 2002 and certain portions of Part III are incorporated by reference from the registrant’s proxy statement relating to the annual meeting of stockholders to be held on May 15, 2003.

PART I
PART II
PART III
PART IV
SIGNATURES
SUBSIDIARIES OF THE REGISTRANT
CONSENT OF INDEPENDENT AUDITORS
CERTIFICATION OF CEO
CERTIFICATION OF CFO

FORWARD-LOOKING STATEMENTS: This Form 10-K contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that could cause our actual results to be materially different from historical results or from any future results expressed or implied by such forward-looking statements. The factors that could cause our actual results to differ materially, many of which are beyond our control, include, but are not limited to, the following: delays in opening new stores or outlets because of weather, local permitting, and the availability and cost of land and construction; increases in competition and competitive discounting; increases in minimum wage and other operating costs; shortages in raw food products; volatility of commodity prices; consumer preferences, spending patterns and demographic trends; the possibility of unforeseen events affecting the industry generally, and other risks described from time to time in our periodic reports filed with the Securities and Exchange Commission. You are urged to consider statements that include the words “may,” “will,” “would,” “could,” “should,” “believes,” “estimates,” “projects,” “potential,” “expects,” “plans,” “anticipates,” “intends,” “continues,” or the negative or other forms of those words or other comparable words to be uncertain and forward-looking. This cautionary statement applies to all forward-looking statements contained in the Form 10-K and oral and other written statements made by us from time to time. Back Yard Burgers, Inc. disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

PART I

ITEM 1. BUSINESS

General

     Back Yard Burgers operates and franchises quick-service restaurants in the Memphis, Kansas City, Little Rock and Nashville markets and other markets across 17 states. Our restaurants specialize in charbroiled, freshly prepared, great tasting food. As our name implies, we strive to offer the same high-quality ingredients and special care typified by outdoor grilling in your own back yard. Our menu features made-to-order gourmet 100% Black Angus hamburgers and chicken sandwiches — charbroiled over an open flame, fresh salads, chili and other special entrees as well as hand-dipped milkshakes, fresh-made lemonade and fresh-baked cobblers. As of December 28, 2002, our operations included 42 company-operated restaurants and 77 franchised restaurants.

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

Operating Strategy

     Our restaurants are designed to project a back yard theme that emphasizes charbroiled, freshly prepared, great tasting food, including gourmet 100% Black Angus hamburgers, chicken sandwiches and other gourmet items as customers would prepare in their own back yard. Our operating strategy includes:

•	offering a diverse menu of freshly prepared food items that are competitive with the everyday prices of the three largest hamburger chains;

•	utilizing restaurant designs featuring a single drive-thru concept integrated with an inviting indoor dining area, which projects a uniform image and creates pleasing curb appeal;

•	serving premium quality, great tasting food comparable to that of the best full-service casual dining restaurants;

•	providing fast and friendly service with emphasis on a positive customer experience; and

•	actively training, supervising and supporting franchised and company-operated restaurants.

Growth Strategy

     During 2003, we will continue to focus on increasing same-store sales by emphasizing quality food and service. Our growth strategy is to continue to:

•	set our restaurants apart from fast-food competition by serving premium fast food, enhancing dine-in facilities and re-imaging existing facilities with the company’s new logo and color schemes, to ensure the design and feel of the restaurant will match the standards set by the quality of the food;

•	improve the work flow of existing units to improve productivity and throughput;

•	develop additional company-operated restaurants in existing markets and fund such development with cash flow from operations and additional debt or equity financing where warranted. We have three additional company-operated restaurant openings planned for 2003;

•	develop additional franchised restaurants with a committed and experienced group of franchisees. We have at least 20 additional franchised restaurant openings planned for 2003; and

•	nurture our relationship with and provide support as needed to our new business partner, Yum! Brands, Inc. under our multi-brand development agreement to promote additional unit growth. This agreement was entered on January 2, 2002, and under the terms of the agreement, Back Yard Burgers granted Yum! the right to use the Back Yard Burgers trademarks in connection with the establishment and operation of up to ten Back Yard Burgers outlets as part of multi-brand units with Taco Bell, Pizza Hut and/or KFC operations. It is anticipated that the first ten outlets will be constructed and opened by the end of 2003, five of which were open as of December 28, 2002. The development agreement also grants Yum! an option to co-brand up to 500 additional restaurants within certain geographic areas if the development schedule for the initial ten outlets is being met. The operating results of the first ten outlets could be a determining factor in whether or not the option is exercised.

Restaurant Operations

     Restaurant Locations. The following tables set forth the number of restaurants located in each market of the company’s system at December 28, 2002.

Company-operated:		Franchised:
	Number of		Number of
Core Markets	Restaurants	Core Markets	Restaurants

Memphis, TN Area	29	Kansas City, MO Area	8
Little Rock, AR Area	7	Birmingham, AL Area	5
Nashville, TN Area	5	Hickory, NC Area	4
Kansas City, MO Area	1	Knoxville, TN Area	4
		Evansville, IN Area	3
	42	Fayetteville, NC Area	3
		Jackson, MS Area	3
		Louisville, KY Area	3
		Orlando, FL Area	3
		Tulsa, OK Area	3
		Akron, OH Area	2
		Asheville, NC Area	2
		Atlanta, GA Area	2
		Greenville, SC Area	2
		Lexington, KY Area	2
		Little Rock, AR Area	2
		Memphis, TN Area	2
		Nashville, TN Area	2

		Other Markets (1)
		Mississippi	4
		Missouri	3
		Arkansas	2
		Georgia	2
		Kentucky	2
		Louisiana	2
		North Carolina	2
		Illinois	1
		Indiana	1
		Kansas	1
		Tennessee	1
		Texas	1

		Total	77

     (1)  The “Other Markets” portion of the table reflects the total number of restaurants located in such markets by state. Other markets for the restaurants range from small towns to large cities where franchisees have only one restaurant.

     The following table sets forth information as to the sales of both company-operated and franchised restaurants in operation for the periods indicated (in thousands).

	Year Ended	Year Ended
Restaurant Sales	December 28, 2002	December 29, 2001

Company-operated	$30,951	$27,541
Franchised	54,000	50,165

System-wide	$84,951	$77,706

     Restaurant Openings and Closings. The following table presents an activity summary of the company-operated and franchised restaurants during the periods presented.

	Year Ended

	December 28,	December 29,	December 30,	January 1,
	2002	2001	2000	2000

Restaurants
Company-operated
Open at beginning of period	37	35	35	33
Opened during period	5	2	0	5
Converted to Company	1	0	3	0
Converted to Franchise	0	0	(1)	(1)
Closed during period	(1)	0	(2)	(2)

Open at end of period	42	37	35	35

Franchised (a)
Open at beginning of period	67	58	51	48
Opened during period	15	13	10	6
Converted to Company	(1)	0	(3)	0
Converted to Franchise	0	0	1	1
Closed during period	(4)	(4)	(1)	(4)

Open at end of period	77	67	58	51

Total Restaurants	119	104	93	86

(a)	As of March 21, 2003, four franchised restaurants opened since December 28, 2002, one each in Alabama, Mississippi, Kentucky and South Carolina and one franchised restaurant closed in North Carolina.

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

     Restaurant Design and Service. Restaurants with a single drive-thru and indoor dining are built to company-approved specifications. There are some existing double drive-thru restaurants without indoor dining; however, the additional development of this facility type has been discontinued.

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

     Prior to 1994, the company operated and franchised predominately double drive-thru restaurants without indoor dining. Since that time, the company has added a number of indoor dining facilities to its operations, including the retrofitting of many existing double drive-thru restaurants to include indoor dining. At December 28, 2002, the number of restaurants with indoor dining was 33 company-operated facilities and 66 franchised facilities.

     It is the company’s objective to serve customers within 60 seconds of their arrival at the drive-thru window. Each restaurant has a computerized point-of-sale system which displays each individual item ordered on a monitor in front of the food and drink preparers. This enables the preparers to begin filling an order before the order is completed and totaled, and thereby increases the speed of service to the customer and the number of sales per hour. The restaurants are generally open from 12 to 15 hours per day, seven days a week, for lunch, dinner and late-night snacks and meals.

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

     Management and Employees. Each company-operated restaurant employs an average of approximately 25 employees, many of whom work part-time. The management staff of a typical restaurant operated by the company consists of a general manager and two assistant managers. Each company-operated restaurant unit supervisor reports directly to a district manager. The district managers are able to provide close, hands-on management of each company-operated restaurant since they have responsibility for only five to eight restaurants. Each district manager reports directly to a vice president of operations.

     Supervision and Training. The company believes that training and personnel development are crucial to its success. The company’s training program is an intensive four-week program consisting of both in-store and classroom training. The in-store training stresses food quality, fast, friendly customer service, restaurant cleanliness, and proper management operations of a quick service restaurant. The classroom training consists of such topics as food safety and sanitation, employment laws and regulations, interviewing and hiring of employees, and systems to control both food and labor costs. Prior to opening, each restaurant must have a minimum of three trained and certified managers that have successfully completed the company training program.

     Advertising and Promotion. Marketing promotions are planned by the company’s national marketing committee made up of company employees and selected franchisee representatives from the Back Yard Burgers, Inc. franchisee association’s board of directors. The five franchisees are elected annually by the franchise association. These franchisees also serve as officers of the franchise association for the annual term as well. Production of some marketing materials is paid for through a national advertising fund, which collects 1% of taxable sales from each franchisee and company-operated restaurant. Of that 1%, 50% goes toward the creation of marketing tools such as advertising copy for use on local radio and television, ad slicks, four-color art, design and other collateral pieces and marketing expenses and 50% goes toward testing new products and systems, market research, improvements in operating methods and techniques or for other such purposes that the company deems to be in the interest of improving operations and earnings of restaurants.

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

     Franchisee Support Services. The company maintains a staff of well-trained and experienced restaurant operations personnel whose only responsibilities are to help train and assist franchisees in opening new restaurants and to monitor the operations of existing restaurants. These services are provided as part of the company’s franchise program. Upon the opening of a new franchised restaurant, the company sends an opening team to the restaurant to assist the franchisee during the first several days that the restaurant is open. This management team works in the restaurant to monitor compliance with the company’s standards as to quality of product and service.

     The company employs four franchise field consultants, each of whom supervises franchised restaurants in defined geographic areas. Presently, the company has one franchise field consultant for each 20 restaurants. That ratio will increase as existing franchisees develop new stores within existing territories. Each franchise field consultant has been fully trained by the company to assist franchisees in implementing the operating procedures and policies of the company once a restaurant is open. As part of these services, the franchise service representative rates the restaurant’s hospitality, food quality, speed of service and cleanliness and maintenance of facilities. The franchisees receive a written report of the findings and, if any deficiencies are noted, recommended procedures to be followed to correct such deficiencies. In addition, the consultant assists in developing business and marketing plans, as well as assisting in the training and development of the franchisee’s staff.

     The company also provides construction support services to its franchisees. All site plans must be approved by the company before construction or site improvements begin. These plans include information detailing building location, internal traffic patterns and curb cuts, location of utilities, walkways, driveways, signs and parking lots and a complete landscape plan. The company also approves all plans and specifications for the restaurant building to ensure uniformity of design of the building and the site improvements. The company’s personnel also visit the site during construction, to meet with the franchisees and verify that all standards are met.

     Advertising and Promotion. Franchisees are required to participate in seasonal promotions, which are supported by television, radio, newspaper, banners, point-of-purchase materials and other local store marketing activities. The company’s marketing manual outlines advertising and public relations promotions as well as new store opening information, grand opening information, trade area surveys and describes how to write a marketing plan and budget for the franchisee’s area. Marketing is supported by a staff consisting of two field marketing managers who coordinate plans and implementation with a national advertising agency. Approved suppliers are set up to facilitate such things as uniforms and collateral materials.

     Area Development and Franchise Agreements. In addition to offering single unit franchise agreements, the company also promotes franchisees to enter into area development agreements. The area development agreement grants to the franchisee the exclusive right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic territory and thereafter to operate each restaurant in accordance with the terms and conditions of the franchise agreement. The franchise agreement grants an exclusive license at a specified location to operate a restaurant in accordance with the Back Yard Burgers system and to utilize the company’s trademarks, service marks and other rights of the company relating to the sale of its menu items. The term of a franchise agreement is 10 years, renewable for successive five year periods, if certain conditions pertaining to such renewal are met, including the payment of a $1,000 renewal fee.

     Each area development agreement establishes the number of restaurants the franchisee is to construct and open in the territory during the term of the area development agreement after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee’s development schedule for the restaurants is set forth in the area development agreement. As of December 28, 2002, the company had entered into franchise agreements and area development agreements with certain franchisees that require them to open or have under construction a minimum of 91 restaurants by the end of May 31, 2012. Of the 77 franchised restaurants as of December 28, 2002, 55 were being operated under area development agreements by multiple unit franchisees and 22 were being operated under single franchise agreements by single unit franchisees. The company may revoke an area development agreement of any franchisee who is unsuccessful in meeting its projected development schedule. During the past three years, the company has exercised its right to terminate nine area development agreements, four of which were terminated during 2002, for lack of performance by multiple unit franchisees with respect to their projected development schedules. Additionally, during the past three years, two franchise agreements were terminated because of a lack of performance by single unit franchisees with respect to certain franchise agreement requirements, both of which were during 2001. The company believes that its overall experience with franchisees who commit to develop restaurants under franchise agreements and area development agreements has been favorable, although there can be no assurance that future performance by franchisees under these agreements will be successful.

     The franchise agreement and area development agreement require that the franchisee submit information regarding proposed restaurant sites to the company for its review. The company does not arrange or make any provisions for financing the development of restaurants by its franchisees. Each franchisee is required to purchase all fixtures, equipment, inventory, products, ingredients, materials and other supplies used in the operation of its restaurants from approved suppliers, all in accordance with the company’s specifications. The company provides a training program for management personnel of its franchisees. Under the terms of the franchise agreement, the company has adopted standards of quality, service and food preparation for franchised restaurants. Each franchisee is required to comply with all of the standards for restaurant operations as published from time to time in the company’s operations manual.

     The company may terminate a franchise agreement for several reasons, including among others, the franchisee’s bankruptcy or insolvency, default in the payment of royalties or advertising fees to the company, failure to maintain standards set forth in the franchise agreement or operations manual, material violation of any law, ordinance or governmental rule or regulation or cessation of business. In such event, the company may also elect to terminate a multiple unit franchisee’s area development agreement.

     Franchise Fees and Royalties. Under the current franchise agreement, each franchisee is generally required to pay a franchise fee of $25,000. If a franchisee purchases franchise development rights in an area pursuant to an area development agreement, the franchisee must pay $25,000 for the first restaurant and agree to pay a franchise fee of $22,000 for each additional restaurant covered under the agreement. With respect to the area development agreement, the amount of the fee varies depending upon the number of restaurants the company estimates can be developed within the territory. Upon signing the area development agreement, the franchisee will pay to the company a franchise fee of $25,000 for the first restaurant, plus a $5,000 (per restaurant) area development fee (to be credited toward the subsequent $22,000 franchise fees(s)) for subsequent restaurants covered under the area development agreement. For example, for a franchisee whose area development agreement requires the development of five restaurants, the franchise fee will be $25,000 for the first restaurant, and $17,000 ($22,000 less $5,000) for each of the next four restaurants for an aggregate total of $113,000. Each franchisee is also generally required to pay the company a weekly royalty of 4% of the restaurant’s taxable sales and to pay 1% of the restaurant’s weekly taxable sales to the company’s national advertising fund. Each restaurant is required to spend not less than 2% of the restaurant’s taxable sales on local store marketing.

Competition

     Restaurant Operations. The restaurant industry, particularly the fast food segment, is highly competitive with respect to price, service, food quality and location and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the company. The company believes that its primary direct competitors consist of McDonald’s Corp., Burger King Corp. and Wendy’s International, Inc. In addition, there are other national, regional and local fast food chains, many of which specialize in or offer quick serve hamburger and chicken products. The company can also be expected to face competition from a broad range of other restaurants and food service establishments. Many of the company’s competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. In addition, the fast food industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies in the fast food industry have introduced products positioned to capitalize on growing consumer preference for food products which are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. It can be expected that the company will be subject to competition from companies whose products or marketing strategies address these consumer preferences. In addition, the market for suitable restaurant locations is highly competitive in that fast food companies, major restaurant companies and non-food companies compete for prime real estate sites.

     Certain Factors Affecting the Fast Food Restaurant Industry. The company constantly responds to various factors affecting the restaurant industry, including changes in consumer preferences, tastes and eating habits, demographic trends and traffic patterns, increases in food and labor costs and national, regional and local economic conditions. A number of fast food restaurant companies have recently been experiencing flattening growth rates and declines in average sales per restaurant, in response to which certain of such companies have adopted competitive discounting or “value pricing” strategies. As the company’s principal method of competition is based on quality and service, rather than price, such strategies could have the effect of drawing customers away from the company.

     Franchise Operations. In addition to its restaurant operations, the company competes with fast food chains, major restaurant chains and other franchisors for franchisees. Many franchisors, including those in the restaurant industry, have greater market recognition and greater financial, marketing and human resources.

Trademarks and Service Marks

     The company believes its trademarks and service marks have significant value and are important to its marketing efforts. The company has registered certain trademarks and service marks (including the name “Great Little Burger”) with the United States Patent and Trademark Office. The company has also registered the name “Back Yard Burgers” and the kettle and flame design as service marks. The company’s policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

Government Regulations

     The company is subject to Federal Trade Commission regulation and several state laws which regulate the offer and sale of franchises. The company is also subject to state laws that regulate substantive aspects of the franchisor - franchisee relationship. The FTC’s Trade Regulation Rule on Franchising requires the company to furnish to prospective franchisees a franchise offering circular containing information prescribed by this rule.

     State laws that regulate the offer and sale of franchises and the franchisor — franchisee relationship presently exist in a substantial number of states. Such laws generally require registration of the franchise offering with state authorities and regulate the franchise relationship by, for example, requiring the franchisor to deal with its franchisees in good faith, prohibiting interference with the right of free association among franchisees, limiting the imposition of standards of performance on a franchisee and regulating discrimination against franchisees in charges, royalties or fees. Although such laws may restrict a franchisor in the termination of a franchise agreement by, for example, requiring “good cause” to exist as a basis for the termination, advance notice to the franchisee of the termination, an opportunity to cure a default and a repurchase of inventory or other compensation, these provisions have not had a significant effect on the company’s franchise operations. The company is not aware of any pending franchise legislation which in its view is likely to affect significantly the operations of the company. The company believes that its operations comply in all material respects with rules and the applicable state franchise laws.

     Each company-operated and franchised restaurant is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safety, fire, building and other agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. The company is subject to federal and state environmental regulations, but these regulations have not had a material effect on the company’s operations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent the development of a new restaurant in a particular area.

     The company is also subject to state and federal labor laws that govern its relationship with its employees, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Significant numbers of the company’s food service and preparation personnel are paid at rates governed by the federal minimum wage. Accordingly, further increases in the minimum wage would increase the company’s labor costs and may have an adverse effect on the company’s operating margins.

Employees

     As of March 1, 2003, the company employed approximately 1,000 persons in its restaurant operations, 30 of whom are corporate personnel, 115 of whom are restaurant management and supervisory personnel and the remainder of whom are hourly restaurant personnel. Of the 30 corporate employees, 13 are in management positions and 17 are administrative or office employees.

ITEM 2. PROPERTIES

     Of the 42 company-operated restaurants as of December 28, 2002, the company has entered into ground leases, as lessee, for 32 restaurants. The company owns the real property for 9 restaurants. The company’s leases are generally written for a term of five to 15 years with one or more five-year renewal options. The company’s average monthly lease cost for the 14 company-operated restaurants located on leased sites is approximately $3,400 per month. For the 18 restaurants where the company leases the building as well as the site, the average monthly cost is approximately $5,300 per month. Most leases are operating leases. Leasehold improvements made by the company generally become the property of the landlord upon expiration or earlier termination of the lease; however, in most instances, if the company is not in default under the lease, modular buildings remain the property of the company and can be removed from the site upon expiration of the ground lease. With respect to the buildings and equipment relating to the 42 company-operated restaurants, management believes that its commercial insurance coverage is adequate. Also see “Business-Restaurant Operations.”

     The company’s executive offices are located in approximately 7,500 square feet of leased space at 1657 N. Shelby Oaks Drive, Suite 105, Memphis, Tennessee 38134. The company’s lease expires February 28, 2007 and provides for a minimum annual rent of $80,040. Also, BYB Properties, Inc., a wholly-owned subsidiary of the company, leases nominal office space at 103 Faulk Road, Suite 200, Wilmington, Delaware 19803. This lease expires on August 31, 2003, and provides for annual rent of $4,570.

ITEM 3. LITIGATION

     The company is involved in certain litigation matters incidental to its business, including, but not necessarily limited to, claims alleging violations of federal and state discrimination laws. Such litigation is not presently considered by management to be material to the financial condition of the company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

     No items are reportable hereunder.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The company’s common stock is traded and quoted on The Nasdaq SmallCap Market under the symbol “BYBI.” The following table sets forth, for all periods indicated, the high and low closing bid prices for the common stock as reported by Nasdaq. Such price information contains inter-dealer prices, without retail mark-up, mark-down or commissions paid, and may not necessarily reflect actual transactions.

Quarter Ended	High	Low

March 31, 2001	$1.38	$0.94
June 30, 2001	$2.08	$1.12
September 29, 2001	$2.91	$1.65
December 29, 2001	$3.65	$2.02

March 30, 2002	$8.61	$3.89
June 29, 2002	$11.25	$6.40
September 28, 2002	$12.00	$6.31
December 28, 2002	$6.10	$3.95

     At March 21, 2003, the common stock was held of record by approximately 530 record stockholders. On March 21, 2003, the last sale price for the common stock as reported by NASDAQ was $4.31 per share.

     The company has not paid or declared cash distributions or dividends and does not intend to pay cash dividends on the common stock or its preferred stock in the foreseeable future. Future cash dividends, if any, will be determined by the board of directors based on the company’s earnings, financial condition, capital requirements and other relevant factors. The company has a loan agreement in place which requires the prior written consent of the lending institution for any dividends paid by the company, which according to the loan agreement shall not be unreasonably withheld.

ITEM 6. SELECTED FINANCIAL DATA

     Incorporated herein by reference from the Financial Supplement.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated herein by reference from the Financial Supplement.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Incorporated herein by reference from the Financial Supplement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Incorporated herein by reference from the Financial Supplement.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No items are reportable hereunder.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Certain information required herein is incorporated by reference from the company’s definitive proxy statement for the annual meeting of stockholders to be held May 15, 2003, to be filed pursuant to Regulation 14A. Set forth below is certain information regarding the company’s directors and executive officers.

NAME	AGE	POSITION

Lattimore M. Michael	59	Chairman of the Board and Chief Executive Officer
Michael W. Myers	44	President and Chief Operating Officer
William N. Griffith	40	Executive Vice President, Sec./Treasurer and Director
Michael G. Webb	34	Chief Financial Officer
W. Kurt Henke	45	Director
Jim L. Peterson	67	Director
William B. Raiford, III	42	Director
Joseph L. Weiss	43	Director

     Mr. Michael has been chairman and chief executive officer of the company since 1993. From 1987 to 1992, he was the company’s president and chief executive officer. He has been a director since 1987.

     Mr. Myers has been chief operating officer since August 1999 and was named president in April, 2001. From 1995 to 1999, he was a regional vice president for Whataburger, Inc.

     Mr. Griffith has been executive vice president and secretary/treasurer of the company since 1993. From 1989 to 1992, he was the company’s senior vice president of operations. He has been a director since 1989.

     Mr. Webb has been chief financial officer since March 1999. From 1995 to 1999, he was the controller for Shepherd Tissue, Inc. From 1993 to 1995, he was a senior financial analyst for The Promus Companies. Prior to 1993, Mr. Webb was an auditor for KPMG Peat Marwick.

     Mr. Henke has been a director since 1993. He has been an attorney with Henke-Bufkin since 1992.

     Mr. Peterson is the chairman and CEO of J. P. Family Restaurants Holding Company. He is also the chairman emeritus for Bojangles’ Restaurants, Inc., and past chairman of Apigent Solutions. From 1994 to 1999, he was chairman, president and chief executive officer of Bojangles’ Restaurants, Inc. Prior to joining Bojangles, he was president and chief executive officer for Whataburger, Inc. for 20 years.

     Mr. Raiford has been a director since 1993. He has been an attorney with Merkel & Cocke, P.A. since 1989.

     Mr. Weiss is currently president of A. Weiss Company, a franchisee of the company. He was president and chief operating officer of the company from 1993 to 1999. He has been a director since 1989.

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from the company’s definitive proxy statement for the annual meeting of stockholders to be held May 15, 2003, to be filed pursuant to Regulation 14A.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference from the company’s definitive proxy statement for the annual meeting of stockholders to be held May 15, 2003, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the company’s definitive proxy statement for the annual meeting of stockholders to be held May 15, 2003, to be filed pursuant to Regulation 14A.

ITEM 14. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures.

Within the 90 days prior to the filing date of this Annual Report on Form 10-K, the company carried out an evaluation, under the supervision and with the participation of the company’s management, including the company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the company’s “disclosure controls and procedures” (“Disclosure Controls”) pursuant to Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934.

(b) CEO and CFO certifications.

Appearing immediately following the Signatures section of this Form 10-K there are “Certifications” of the Chief Executive Officer and the Chief Financial Officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002. This section of the Form 10-K which you are currently reading is the information concerning the Evaluation referred to in the above statement and this information should be read in conjunction with the Certifications for a more complete understanding of the topics presented.

(c) Limitations of the effectiveness of controls.

The company’s management, including Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(d) Conclusions.

Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s Disclosure Controls were effective.

(e) Changes in Internal Controls.

There were no significant changes in the company’s internal controls or in other factors that could significantly affect those internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses within the 90 days prior to the date of this report

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

     The following consolidated financial statements, notes related thereto and report of independent auditors are referenced in Item 8 of this Form 10-K and are incorporated herein by reference from the Financial Supplement:

•	Consolidated Balance Sheets as of December 28, 2002 and December 29, 2001

•	Consolidated Statements of Operations for the years ended December 28, 2002 and December 29, 2001 and December 30, 2000

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 28, 2002 and December 29, 2001 and December 30, 2000

•	Consolidated Statements of Cash Flows for the years ended December 28, 2002 and December 29, 2001 and December 30, 2000

•	Notes to Consolidated Financial Statements

•	Report of Independent Accountants

(a)(2) Consolidated Financial Statement Schedules:

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3) Exhibits

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation. (5)

3.2	Amended and Restated By-Laws. (2)

4.1	Specimen Common Stock Certificate. (2)

10.1	Employment Agreement, dated April 15, 1993, between the Registrant and Lattimore M. Michael. (1)

10.2	Form of Employment Agreement executed as of June 6, 1993, between the Registrant and Joseph L. Weiss. (2)

10.3	Form of Employment Agreement executed as of June 6, 1993, between the Registrant and William N. Griffith. (2)

10.4	Form of Incentive Stock Option Plan of 1993. (1)

10.5	Lease, dated February 1, 1990, between Trezevant Properties and the Registrant. (1)

10.6	Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture I by and among William L. Lester, Pattie F. Lester, Patricia B. Litow, Elizabeth B. Fox and Back Yard Burgers, Inc., dated November 15, 1994. (4)

10.7	Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture II by and among William L. Lester, Pattie F. Lester, Patricia B. Litow, Elizabeth B. Fox, Charles B. Fox, David P. Fox and Back Yard Burgers, Inc., dated November 15, 1994. (4)

10.8	1995 Employee Stock Purchase Plan of Back Yard Burgers, Inc. (5)

10.9	The 1995 Incentive Award Plan of Back Yard Burgers, Inc. (5)

10.10	Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture III by and among Pattie F. Lester, Patricia B. Litow, Elizabeth B. Fox, Charles B. Fox, David P. Fox, Alexandra B. Litow, Andrew R. Litow and Back Yard Burgers, Inc., dated September 12, 1995. (5)

10.11	Line of Credit Commitment by and between Trust One Bank and Back Yard Burgers, Inc. dated December 20, 1995. (6)

10.12	Loan commitment by and between Phoenix Leasing Incorporated and Back Yard Burgers, Inc. dated October 4, 1996. (7)

10.13	Loan commitment by and between Trust One Bank and Back Yard Burgers, Inc. dated January 23, 1997. (7)

10.14	Capital Contribution Agreement between Back Yard Burgers, Inc. and BYB Properties, Inc. dated October 10, 1997. (8)

10.15	Trademark Assignment by Back Yard Burgers, Inc. to BYB Properties, Inc. dated October 10, 1997. (8)

10.16	Trademark License Agreement between BYB Properties, Inc. and Back Yard Burgers, Inc. dated October 10, 1997. (8)

10.17	Revolving Loan Agreement regarding Uncommitted Line of Credit Agreement from BYB Properties, Inc. to Back Yard Burgers, Inc. dated October 10, 1997. (8)

10.18	Promissory Note by and between BYB Properties, Inc. and Back Yard Burgers, Inc. dated October 10, 1997. (8)

10.19	Tax Sharing Agreement between BYB Properties, Inc. and Back Yard Burgers, Inc. dated October 10, 1997. (8)

10.20	Loan Agreement by and between Trust One Bank and Back Yard Burgers, Inc. dated December 15, 1997. (8)

10.21	Promissory Note by and between Trust One Bank and Back Yard Burgers, Inc. dated December 15, 1997. (8)

10.22	Business Loan Agreement by and between Cavalry Banking and Back Yard Burgers, Inc., dated January 26, 1998. (9)

10.23	Promissory Note by and between Cavalry Banking and Back Yard Burgers, Inc., dated January 26, 1998. (9)

10.24	Loan Agreement by and between Trust One Bank and Back Yard Burgers, Inc., dated February 4, 1998. (9)

10.25	Promissory Note by and between Trust One Bank and Back Yard Burgers, Inc., dated February 4, 1998. (9)

10.26	Promissory Note by and between Trust One Bank and Back Yard Burgers, Inc., dated February 4, 1998. (9)

10.27	Promissory Note by and between Eagle Bank & Trust Company and Back Yard Burgers, Inc., dated March 18, 1998. (9)

10.28	Promissory Note by and between Bank of Mississippi and Back Yard Burgers, Inc., dated April 20, 1998. (10)

10.29	Form of Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture IV by and among William L. Lester, Pattie F. Lester, Alexandra B. Litow, Andrew R. Litow and Back Yard Burgers, Inc., dated August 28, 1998. (11)

10.30	Promissory Note by and between the Bank of Mississippi and Back Yard Burgers, Inc. dated October 27, 1998. (12)

10.31	Promissory Note by and between the Bank of Mississippi and Back Yard Burgers, Inc. dated November 10, 1998. (12)

10.32	Lease agreement by and between Amplicon, Inc. and Back Yard Burgers, Inc. dated May 6, 1999. (13)

10.33	Lease agreement by and between Belz Devco, L.P. and Back Yard Burgers, Inc. dated November 12, 1999. (14)

10.34	Revolving line of credit promissory note and related loan agreement by and between First Tennessee Bank and Back Yard Burgers, Inc. dated November 1, 2000. (15)

10.35	2002 Equity Incentive Plan of Back Yard Burgers, Inc. (16)

21*	Subsidiaries of the Registrant.

23.1*	Subsidiaries of the Registrant.

99.1*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chairman of the Board and Chief Executive Officer.

99.2*	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, Chief Financial Officer.

(b) Reports on Form 8-K

     None

(c) Exhibits

     The exhibits to this report are listed in Item 14(a) (3) above.

(d) Financial Statement Schedule

     Not applicable

*	Filed herewith.

(1)	Previously filed with the Securities and Exchange Commission (the “Commission”) as an Exhibit to the Registrant’s Form SB-2 on April 20, 1993 (File No. 33-61356).

(2)	Previously filed with the Commission as an Exhibit to the Registrant’s Amendment No. 2 to Form SB-2 on June 25, 1993 (File No. 33-61356).

(3)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated January 1, 1994 and filed on March 30, 1994.

(4)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated December 31, 1994 and filed on March 31, 1995.

(5)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-QSB, dated September 30, 1995 and filed on November 14, 1995.

(6)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated December 30, 1995 and filed on March 29, 1996.

(7)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated December 28, 1996 and filed on March 28, 1997.

(8)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated January 3, 1998 and filed on April 3, 1998.

(9)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-QSB dated April 4, 1998 and filed on May 19, 1998.

(10)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-QSB dated July 4, 1998 and filed on August 14, 1998.

(11)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-QSB dated October 3, 1998 and filed on November 17, 1998.

(12)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-KSB dated January 1, 2000 and filed on April 2, 1999.

(13)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-Q dated July 3, 1999 and filed on August 17, 1999.

(14)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated January 1, 2000 and filed on March 31, 2000.

(15)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated December 30, 2000 and filed on March 30, 2001.

(16)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated December 29, 2001 and filed on March 28, 2002.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACK YARD BURGERS, INC.

By:	/s/ Lattimore M. Michael Lattimore M. Michael, Chairman and Chief Executive Officer

Date:	March 27, 2003

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lattimore M. Michael Lattimore M. Michael	Chairman of the Board and Chief Executive Officer	March 27, 2003

/s/ Michael W. Myers Michael W. Myers	President and Chief Operating Officer	March 27, 2003

/s/ William N. Griffith William N. Griffith	Executive Vice President and Director	March 27, 2003

/s/ Michael G. Webb Michael G. Webb	Chief Financial Officer	March 27, 2003

/s/ W. Kurt Henke W. Kurt Henke	Director	March 27, 2003

/s/ Jim Peterson Jim Peterson	Director	March 27, 2003

/s/ William B. Raiford, III William B. Raiford, III	Director	March 27, 2003

/s/ Joseph L. Weiss Joseph L. Weiss	Director	March 27, 2003

Annual Certification of Chief Executive Officer of Back Yard Burgers, Inc.

     This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the annual report on Form 10-K (the “Form 10-K”) for the year ended December 28, 2002 of Back Yard Burgers, Inc.

     I, Lattimore M. Michael, certify that:

     1.     I have reviewed this annual report on Form 10-K of Back Yard Burgers, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Lattimore M. Michael Lattimore M. Michael Chief Executive Officer March 27, 2003

Annual Certification of Chief Financial Officer Of Back Yard Burgers, Inc.

     This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the annual report on Form 10-K (the “Form 10-K”) for the quarter ended September 28, 2002 of Back Yard Burgers, Inc.

     I, Michael G. Webb, certify that:

     1.     I have reviewed this annual report on Form 10-K of Back Yard Burgers, Inc.;

     2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael G. Webb Michael G. Webb Chief Financial Officer March 27, 2003

INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 28, 2002

Selected Consolidated Financial Data
(in thousands, except per share data)

     The selected consolidated financial data presented below for each of the years in the five-year period ended December 28, 2002 was derived from the company’s audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

	December 28,	December 29,	December 30,	January 1,		January 2,
	2002	2001	2000	2000		1999

OPERATIONS
Restaurant Sales	$30,951	$27,541	$26,182	$26,480		$25,082
Total revenues	34,687	31,138	29,260	29,295		27,364
Income (loss) before income taxes	2,203	1,579	728	(930	)(1)	820
Net income (loss)	1,477	1,027	466	(558)		1,171 (2)
FINANCIAL POSITION
Total assets	$22,067	$19,508	$17,779	$18,340		$16,948
Property and equipment, net	17,247	14,176	12,569	13,211		13,365
Debt	5,925	5,772	5,403	6,178		5,458
Shareholders’ equity	12,284	10,591	9,555	9,058		9,586
PER SHARE DATA
Net income (loss) – basic	$0.31	$0.22	$0.10	$(0.12)		$0.26
Net income (loss) – diluted	$0.29	$0.22	$0.10	$(0.12)		$0.25
Dividends	0.00	0.00	0.00	0.00		0.00
Market price at year end	4.00	3.70	0.66	1.50		1.94
OTHER DATA
System-wide sales	$84,951	$77,706	$68,439	$65,119		$59,564
Capital expenditures	4,861	2,791	1,063	2,679		4,983

(1) The company incurred a non-cash charge for impairment of long lived assets of $1,362,000 during the year ended January 1, 2000.

(2) During 1998, the company released a valuation allowance of $351,000 established for deferred income tax benefits.

The selected consolidated financial data presented below is a summary of the unaudited quarterly results of operations for the year ended December 28, 2002:

	Year Ended December 28, 2002

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Income Statement Data:
Company-operated restaurant sales	$7,311	$8,279	$7,823	$7,538
Other	868	917	953	998

Total Revenues	8,179	9,196	8,776	8,536
Company-operated restaurant operating expenses	5,761	6,334	6,120	5,879
General and administrative	1,066	1,040	1,047	1,282
Advertising	460	525	499	501
Depreciation and amortization	325	345	363	346

Total expenses	7,612	8,244	8,029	8,008

Operating income	567	952	747	528
Interest expense, net	(128)	(113)	(129)	(133)
Other, net	(79)	14	(15)	(8)

Income before income taxes	360	853	603	387
Income tax expense	133	316	217	60

Net Income	227	537	386	327

Income per share:
Basic	0.05	0.11	0.08	0.07
Diluted	0.04	0.11	0.08	0.07
Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,691	4,713	4,717	4,718
Diluted	5,111	5,097	5,088	4,990

The selected consolidated financial data presented below is a summary of the unaudited quarterly results of operations for the year ended December 29, 2001:

	Year Ended December 29, 2001

	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter(1)

Income Statement Data:
Company-operated restaurant sales	$6,331	$7,387	$7,040	$6,783
Other	803	956	882	956

Total Revenues	7,134	8,343	7,922	7,739
Company-operated restaurant operating expenses	5,123	5,767	5,601	5,333
General and administrative	816	978	945	1,196
Advertising	455	503	453	413
Depreciation and amortization	331	336	346	370

Total expenses	6,725	7,584	7,345	7,312

Operating income	409	759	577	427
Interest expense, net	(140)	(123)	(125)	(156)
Other, net	(21)	(17)	(17)	6

Income before income taxes	248	619	435	277
Income tax expense	92	254	160	46

Net Income	156	365	275	231

Income per share:
Basic	0.03	0.08	0.06	0.05
Diluted	0.03	0.08	0.06	0.05
Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,632	4,630	4,636	4,643
Diluted	4,708	4,753	4,771	4,795

(1)	Pre-tax income for the fourth quarter of 2001, was reduced by $111,000 for a reserve on a note receivable from a former franchisee and $70,000 for a land lease reserve relating to a restaurant building the company assumed as collateral under the provisions of the note.

MANAGEMENT’S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion and analysis should be read in conjunction with the company’s consolidated financial statements and notes thereto, included elsewhere in this annual report.

     As of December 28, 2002, the Back Yard Burgers system included 119 restaurants, of which 42 were company-operated and 77 were franchised. The company’s revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation, amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company’s revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

Results of Operations

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the company’s historical operations and operating data for the periods indicated.

	For the Years Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Revenues
Restaurant sales	89.2%	88.5%	89.5%
Franchise and area development fees	0.6	1.0	0.7
Royalty fees	6.3	6.4	5.6
Advertising fees	1.6	1.6	1.6
Other operating revenue	2.3	2.5	2.6

Total revenue	100.0%	100.0%	100.0%

Costs and Expenses
Cost of restaurant sales (1)	30.9%	31.9%	32.4%
Restaurant operating expenses(1)	47.0	47.3	49.7
General and administrative	12.8	12.6	12.1
Advertising	5.7	5.9	6.0
Depreciation and amortization	4.0	4.4	4.7
Operating income	8.1	7.0	3.8
Interest income	0.1	0.1	0.1
Interest expense	(1.5)	(1.8)	(2.0)
Other, net	(0.3)	(0.2)	0.6
Income before taxes	6.4	5.1	2.5
Income tax expense(2)	33.0	35.0	36.0
Net Income	4.3	3.3	1.6

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

	For the Years Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Operating data
Restaurant sales (000’s)
Company-operated	$30,951	$27,541	$26,182
Franchised	54,000	50,165	42,257

Total	$84,951	$77,706	$68,439

Average annual sales per restaurant open for a full year(1)
Company-operated	$778,000	$777,000	$740,000
Franchised	810,000	790,000	754,000
System-wide	797,000	784,000	748,000
Number of restaurants(2)
Company-operated	42	37	35
Franchised	77	67	58

Total	119	104	93

(1)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of six months of operations, as sales during the period immediately after opening tend to be higher due to promotions and trial by public.

(2)	As of March 21, 2003, four franchised restaurants opened and one franchised restaurant closed since December 28, 2002.

COMPARISON OF FISCAL YEAR 2002
TO FISCAL YEAR 2001

     Restaurant sales at company-operated restaurants increased 12.4% to $30,951,000 during 2002 from $27,541,000 during 2001. This increase is primarily the result of a net increase in company-operated restaurants of five stores since December 29, 2001, and a 4% price increase taken by the company in December 2001, offset by the impact of competitive discounting occurring in the last half of 2002.

     Franchise and area development fees were $227,000 during 2002, a decrease of 29.1% from $320,000 in 2001. Fifteen new franchised restaurants were opened in 2002, compared to thirteen new franchised units opened in 2001. A portion of the decline in fees is attributable to the company recording $65,000 in fees for the cancellation of franchise and area development agreements in 2001 compared with $18,000 in 2002. The remaining decline is due to the fact that five of the openings in 2002 were co-branded franchised stores under the company’s Multi-Brand Development Agreement with YUM! Brands, Inc., and the fees for these units are lower than traditional stand-alone franchised restaurants.

     Royalty fees increased 9.5% to $2,172,000 during 2002 compared with $1,984,000 during 2001. The increase is the result of an increase in franchised sales upon which the fees are based. The increase in franchised restaurant sales was due to a net unit growth of ten franchised stores. The increase is partially offset by a decrease of 1.8% in same-store sales for franchised units during 2002.

     Advertising fees increased 9.2% to $548,000 for 2002 compared with $502,000 during 2001. The increase is primarily due to the increase in franchised restaurant sales, upon which the fees are based.

     Cost of restaurant sales, consisting of food, beverage and paper costs, totaled $9,558,000 during 2002 compared to $8,797,000 during 2001, decreasing to 30.9% as a percentage of restaurant sales during 2002 from 31.9% for 2001. Product costs remained relatively flat throughout 2002. The decrease in cost of restaurant sales as a percentage of sales is attributable to a 4% menu price increase taken by the company in December of 2001.

     Restaurant operating expenses, consisting of labor, supplies, utilities, rent, insurance and certain other unit level operating expenses, increased to $14,536,000 for 2002 from $13,027,000 during 2001, decreasing as a percentage of restaurant sales to 47.0% from 47.3% in 2001. Labor costs as a percentage of restaurant sales decreased by 0.8%; however this decrease was offset by increased spending for insurance, utilities and property taxes.

     General and administrative costs increased $498,000 to $4,435,000 during 2002 from $3,935,000 in 2001, increasing as a percentage of total revenue to 12.8% from 12.6% during 2001. $187,000 of the increase was personnel related, including increased spending on recruiting, training and benefit costs. Preopening expenses also increased by $62,000 due to the expenditures related to the opening of five company-operated restaurants during 2002. The remaining cost increases were related to general increases in spending in the areas of marketing, operations training, information technology and franchisee recruiting during 2002.

     Advertising expense, which increased to $1,985,000 for 2002 from $1,824,000 during 2001, remained relatively flat as a percentage of total revenues at 5.7% in 2002 compared with 5.9% in 2001.

     Depreciation and amortization expense was $1,379,000 during 2002 compared with $1,383,000 during 2001. The company recorded $158,000 in goodwill amortization in 2001 compared with zero amortization in 2002 due to the adoption of the Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” effective January 1, 2002. This decrease in amortization expense was offset by additional depreciation expense recorded during 2002 for the purchase of additional property and equipment since the prior year.

     Interest expense decreased 7.8% to $520,000 for the year ended December 28, 2002 from $564,000 in the year-earlier period. While debt outstanding as of December 28, 2002 was $5,925,000, an increase of $153,000 on the balance outstanding as of December 29, 2001, the company was able to renegotiate interest rates downward by 1.7% to 2.4% on approximately 45% of its outstanding debt during the fourth quarter of 2001 resulting in the decrease in interest expense for the company in 2002.

     Other, net expense was $88,000 in 2002 compared with $49,000 in expense for the year ended December 29, 2001. The increase is due to a write-off of $23,000 of deferred loan costs incurred by the company as well as a net loss on the disposal of assets of $19,000 compared with a net loss of $1,000 recognized in the year-earlier period. Also included in this category is other miscellaneous income and expenses, including franchise tax expense and these income and expense categories were relatively consistent during fiscal year 2002 and 2001.

     Income tax expense, which increased by $174,000 to $726,000 from $552,000 in 2001, decreased as a percentage of pre-tax income at 33.0% in 2002 compared with 35.0% in 2001. The decrease in income tax expense as a percentage of pre-tax income is primarily a result of the difference between book and tax for intangible amortization due to the issuance of FAS 142 and a deferred tax rate change.

COMPARISON OF FISCAL YEAR 2001
TO FISCAL YEAR 2000

     Restaurant sales at company-operated restaurants increased 5.2% to $27,541,000 during 2001 from $26,182,000 during 2000. This increase is primarily the result of an increase in same-store sales at restaurants open for more than one year of 3.3% as well as the opening of two new corporate stores in 2001.

     Franchise and area development fees were $320,000 during 2001, an increase of 58.4% from $202,000 in 2000. Thirteen new franchised restaurants were opened in 2001, compared to ten new franchised units opened in 2000. During 2001, the company also recorded $65,000 in fees relating to the cancellation of two franchise agreements and an area development agreement for five stores due to non-compliance with the required development schedules under the agreements.

     Royalty fees increased 19.7% to $1,984,000 during 2001 compared with $1,658,000 during 2000. The increase is the result of an increase in franchised sales upon which the fees are based. The increase in franchised restaurant sales was due to a net unit growth of nine franchised stores, as well as an increase of 0.5% in same-store sales for franchised units.

     Advertising fees increased 7.5% to $502,000 for 2001 compared with $467,000 during 2000. The increase is primarily due to the increase in franchised restaurant sales, upon which the fees are based. The increase is partially offset by a $59,000 decrease in direct mail program fees, due to an elimination of a company-sponsored program at the beginning of 2001.

     Other revenues increased 5.3% to $791,000 for 2001 compared with $751,000 during 2000. The increase is due to increases in vendor rebates and is partially offset by a $44,000 decrease in revenues generated from sub-contractor vending sales, which began in March of 1999.

     Cost of restaurant sales, consisting of food, beverage and paper costs, totaled $8,797,000 during 2001 compared to $8,476,000 during 2000, decreasing to 31.9% as a percentage of restaurant sales during 2001 from 32.4% for 2000. The decrease is primarily attributable to the implementation of the company’s new 100% Black Angus beef hamburgers in the fourth quarter of 2000, which resulted in improved margins on hamburger sales.

     Restaurant operating expenses, consisting of labor, supplies, utilities, rent and certain other unit level operating expenses, increased to $13,027,000 for 2001 from $13,007,000 during 2000, decreasing as a percentage of restaurant sales to 47.3% from 49.7% in 2000. The decrease is primarily due to a 1.4% decrease in labor as a percentage of restaurant sales over the year-earlier period and a 1.0% decrease in other unit level operating expenses as a percentage of sales.

     General and administrative costs increased $404,000 to $3,935,000 during 2001 from $3,531,000 in 2000. The increase is due in part to the company recording a $111,000 reserve on a note receivable from a former franchisee and a $70,000 charge for a land lease relating to a restaurant building and equipment the company assumed as collateral under the provisions of the note during 2001. The company also incurred $89,000 in pre-opening expenses in 2001, for which there were no comparable costs in 2000. The remaining cost increases were related to general increases in spending in the areas of marketing, operations training, information technology and franchisee recruiting during 2001.

     Advertising expense, which increased to $1,824,000 for 2001 from $1,760,000 during 2000, remained relatively flat as a percentage of total revenues at 5.9% in 2001 compared with 6.0% in 2000.

     Interest expense decreased 5.1% to $564,000 for the year ended December 29, 2001 from $594,000 in the year-earlier period. While debt outstanding as of December 29, 2001 was $5,772,000, which is 6.8% more debt than the $5,403,000 outstanding as of December 30, 2000, the company was able to renegotiate interest rates downward by 1.7% to 2.4% on approximately 45% of its outstanding debt during the fourth quarter of 2001. This resulted in interest savings of approximately $13,000 over the prior year.

     Other, net expense was $49,000 in 2001 compared with $186,000 in income for the year ended December 30, 2000. This change is primarily due to the recognition of $256,000 in net gains on the sale of assets during fiscal year 2000 compared with a $1,000 net loss on the sale of assets during 2001. Also included in this category is other miscellaneous income and expenses, including franchise tax expense and these income and expense categories were relatively consistent during fiscal year 2000 and 2001.

     Income tax expense, which increased by $290,000 to $552,000 from $262,000 in 2000, remained relatively flat as a percentage of pre-tax income at 35.0% in 2001 compared with 36.0% in 2000.

Impairment of Long-Lived Assets

     The company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, at the beginning of 2002. At each balance sheet date, the company assesses whether there has been impairment in the value of all long-lived assets by determining whether projected undiscounted future cash flows from operations for each restaurant, as defined in SFAS No. 144, exceed its net book value as of the assessment date. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired.

     No impairment charges were recorded in fiscal years 2002, 2001 or 2000; however, in the past, the company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded.

     Lease payments of $22,000 in 2002 and $16,000 in 2001 were incurred for these closed stores and charged against this reserve. The company also sub-leased a closed property during 2002 and reduced the reserve previously recorded for that store by $17,000 based on revised estimated sub-lease income. As of December 28, 2002, the company’s remaining accrual for all future lease obligations discussed above was $61,000, which is net of estimated sub-lease income.

Liquidity and Capital Resources

     Capital expenditures totaled $4,861,000 in 2002 and $2,791,000 in 2001. Generally, the company constructs its restaurant buildings on leased properties for its company-operated restaurants. The average monthly lease cost for the 14 company-operated restaurants on leased sites at December 28, 2002 is approximately $3,400 per month. For the 18 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $5,300.

     Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $1,379,000 in 2002 and $1,383,000 in 2001.

     Cash provided by operations in 2002 was $3,842,000 compared with $2,996,000 in 2001. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment as well as the re-imaging of existing restaurants to reflect the company’s new logo and related color scheme.

     As of December 28, 2002, the company had total long-term debt of $5,925,000 and unused lines of credit and loan commitments of potential additional borrowings of $1,626,000. During the third quarter of 2002, the company secured a capital lease agreement with an effective interest rate of 7.9% to finance the acquisition of $250,000 of restaurant equipment. The company also secured a capital lease with an effective interest rate of approximately 8.7% to finance $490,000 in construction costs for a new company restaurant during the third quarter of 2002. No additional debt commitments were made by the company during 2002.

     On January 2, 2001, the company’s board of directors adopted a stock repurchase plan that allows the company to repurchase up to 500,000 shares of its outstanding common stock. As of December 28, 2002, the company had repurchased 28,000 shares of common stock under the plan. The company expects to finance the cost to repurchase shares under the stock buyback program with existing cash on hand as well as internally generated funds.

     The company is budgeting capital expenditures of approximately $3.3 million in fiscal year 2003, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional company-operated restaurants, the re-imaging of existing restaurants to reflect the company’s new logo and related color scheme, store equipment upgrades, and enhancements to existing financial and operating information systems.

     On February 11, 2003, the company entered a loan agreement with a financial institution in the amount of $5,000,000. The loan agreement comprised the following three components: (1) a $2,500,000 five-year loan with a fixed rate of 5.2%. The funds from the five-year term loan were used to refinance approximately $2.3 million of existing term loans with an average interest rate of 6.8% and maturity dates ranging from one to two years, (2) a $2.0 million draw down line for future expansion with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants and (3) a $500,000 revolver line with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants. This revolver line replaced the $750,000 line of credit that was in place as of December 28, 2002.

     The company expects to fund fiscal year 2003 capital expenditures with cash flow from operations and borrowings under the new loan agreement entered in February of 2003. The company believes that existing cash and funds generated from internal operations, as well as borrowings under the new credit facility will meet the company’s needs for the foreseeable future.

     The company has contractual obligations and commercial commitments including long-term debt, land lease obligations for company-operated restaurants and office space for corporate operations. The table below presents our future scheduled principal repayments of long-term debt and lease obligations adjusted for the February 2003 refinancing transaction discussed above (in thousands):

		Operating	Total
	Long-term	Lease	Contractual
	Debt	Obligations	Cash Obligations

2003	$774	$1,231	$2,005
2004	940	1,084	2,024
2005	794	971	1,765
2006	722	804	1,526
2007	748	482	1,230
Thereafter	2,148	1,319	3,467

	$6,126	$5,891	$12,017

Qualitative and Quantitative Disclosure about Market Risk

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

     Approximately 50% of the company’s debt portfolio as of December 28, 2002, had variable rates or had maturity dates of less than two years. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $8,000 annually, depending on the timing of the rate changes and debt maturities.

     The company has considered the use of hedging instruments to minimize interest rate fluctuation risk, but based on the debt portfolio structure described above, no hedging program has been deemed necessary for the company at this time.

Seasonality and Inflation

     While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during 2002. Increases in food, labor or other operating costs could adversely affect the company’s operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

Conversion of Preferred Stock

     In accordance with the provisions of the company’s Restated Certificate of Incorporation regarding preferred stock, as a result of the company’s having attained after-tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company has notified preferred stockholders of their right to convert preferred stock to common stock and anticipates that all shares of preferred stock will be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of December 28, 2002, only 19,617 shares have yet to be converted.

Recent Accounting Pronouncements

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

     The company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS No. 142) effective January 1, 2002. SFAS No. 142 changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. No impairment to the recorded value of the company’s indefinite-lived assets was found to exist as a result of the required testing. The company ceased amortization of goodwill in 2002 under the provisions of this statement. Expenses for the fifty-two weeks ended December 29, 2001 included amortization of $158,000. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income for the fifty-two weeks ended December 29, 2001 would have been approximately $103,000 (tax effected) greater than the reported total of $1,027,000 and diluted earnings per share would have been $0.24 compared to the reported total of $0.22.

     Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company will adopt SFAS No. 143 on December 29, 2002. The company has evaluated the effects of adopting this statement and have determined that it will not have a material effect on its results of operations or financial position.

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

     SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an Amendment of FASB Statement No. 123,” was issued in December 2002. The Statement amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has adopted FASB No. 148, however, implementation did not have a material effect on its results of operations or financial position.

     FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will adopt FIN 45 on December 31, 2002 and does not expect such adoption to have a material effect on its results of operations or financial position.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The company does not believe that the adoption of FIN 46 will have a material adverse impact on the company’s financial statements.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

     On an on-going basis, management evaluates company estimates, including those related to bad debts, carrying value of investments in property and equipment, goodwill, income taxes, contingencies and litigation. Management bases company estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition:

     Revenue recognition at Company-operated restaurants is straightforward as customers pay for products at the time of sale. The earnings reporting process is covered by the company’s system of internal controls and generally does not require significant management judgments and estimates. The company calculates royalty income each week based upon amounts reported by franchisees and provides for estimated losses for revenues that are not likely to be collected. The company maintains these allowances for doubtful accounts for estimated losses resulting from the inability of our franchisees and other borrowers to make required payments. If the financial conditions of our customers or other borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

     Franchise fees are recognized as revenue when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Such services include training and assistance with site location, equipment vendors, structural design and operating policies. Area development fees arise when franchisees are awarded the right to develop, own and operate additional Back Yard Burgers restaurants in specific geographical areas pursuant to the terms of an Area Development Agreement. Such fees are based on the number of restaurants the franchisee expects to develop. These fees are included as revenue in accordance with the franchise fee recognition policy as each additional restaurant is opened. Under the terms of the franchise and area development agreements, the fees are non-refundable and may be recognized as revenue should the franchisee fail to perform as agreed. Commission costs associated with the sales of franchise and area development rights are expensed when related revenues are recognized.

     The company has also collected funds from certain vendors relating to future purchases by the company. The company deferred this amount as other deferred income. These funds are recorded as income in a proportionate manner with respective future purchases. Under the terms of signed contracts, the company is required to purchase specific volumes in future years. If these purchase volumes are not met, the funds related to the volume shortages will be refunded to the vendors.

Long-Lived Assets:

     The restaurant industry is capital intensive. The company has approximately 78% of its total assets invested in property and equipment. The company capitalizes only those costs that meet the definition of capital assets under generally accepted accounting principles. Accordingly, repairs and maintenance costs that do not extend the useful life of the asset are expensed as incurred.

     The depreciation of our capital assets over their estimated useful lives, and the determination of any salvage values, requires management to make judgments about future events. Because the company utilizes many of its capital assets over relatively long periods, the company periodically evaluates whether adjustments to our estimated lives or salvage values are necessary. The accuracy of these estimates affects the amount of depreciation expense recognized in a period and, ultimately, the gain or loss on the disposal of the asset. Historically, gains and losses on the disposition of assets have not been significant. However, such amounts may differ materially in the future based on restaurant performance, technological obsolescence, regulatory requirements and other factors beyond our control.

     Due to the fact that the company invests a significant amount in the construction or acquisition of new restaurants, the company has risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. The company periodically performs this test on each of our restaurants to evaluate whether impairment exists. Factors influencing our judgment include the age of the restaurant (new restaurants have significant start up costs which impede a reliable measure of cash flow), estimation of future restaurant performance and estimation of restaurant fair value. Due to the fact that the management can specifically evaluate impairment on a restaurant by restaurant basis, the company has historically been able to identify impaired restaurants and record the appropriate adjustment.

     The company has approximately $1.8 million of goodwill on our balance sheet resulting from the acquisition of businesses. New accounting standards adopted in 2002 require that we review goodwill for impairment on an annual basis and cease all goodwill amortization. The adoption of these new rules did not result in an impairment of our recorded goodwill. The annual evaluation of goodwill impairment requires a two-step test in which the market value of the company is compared to the recorded book value. If the market value is less than the book value, goodwill impairment is recorded. Once an impairment of goodwill has been recorded, it cannot be reversed.

Deferred Income Taxes:

     The company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $432,000 valuation allowance recorded on the company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.

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

     During 2002, the price of beef, the largest single component of the cost of restaurant sales was relatively stable, although there were minor price adjustments throughout the year. Management of the company believes it is likely that beef prices will increase in the long term and that it could be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.

     Due to the competitive nature of the restaurant industry, site selection continues to be challenging as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

     System-wide same-store sales decreased 1.1% during 2002 compared with a 1.7% increase in 2001. Company-operated same-store sales increased 0.1% during 2002 compared with a 3.3% increase in 2001. Management attributes the 0.1% increase in 2002 to a 4% price increase taken by the company in December 2001 offset by a decline in guest counts due to price discounting by the company’s competitors occurring during 2002 and continuing into the first quarter of 2003. Management anticipates that same-store sales will decrease during the first quarter of 2003 and continue to be negatively impacted by declines in guest counts for as long as such competitive discounting continues. Management will continue its strategy of further positioning the company as a premium fast food chain in 2003.

     The future success of the company will be determined, to a great extent, by the ability to positively address these issues.

BACK YARD BURGERS, INC.
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 28,	December 29,
	2002	2001

ASSETS
Cash and cash equivalents	$1,406	$1,657
Receivables, less allowance for doubtful accounts of $80 and $129	495	582
Inventories	276	229
Income taxes receivable	296	38
Current deferred tax asset	170	186
Prepaid expenses and other current assets	53	50

Total current assets	2,696	2,742
Property and equipment, at depreciated cost	17,247	14,176
Goodwill	1,751	1,751
Noncurrent deferred tax asset	12	419
Notes receivable	110	134
Other assets	251	286

	$22,067	$19,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,479	$994
Accrued expenses	1,483	1,368
Reserve for closed stores	61	100
Current installments of long-term debt	825	570

Total current liabilities	3,848	3,032
Long-term debt, less current installments	5,100	5,202
Deferred franchise and area development fees	504	285
Other deferred income	272	341
Other deferred liabilities	59	57

Total liabilities	9,783	8,917

Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,617 and 19,763 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 4,720,739 and 4,645,019 shares issued and outstanding	48	47
Paid-in capital	10,410	10,195
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	1,854	377

Total stockholders’ equity	12,284	10,591

Total liabilities and stockholders’ equity	$22,067	$19,508

See accompanying notes to consolidated financial statements.

BACK YARD BURGERS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Revenues:
Restaurant sales	$30,951	$27,541	$26,182
Franchise and area development fees	227	320	202
Royalty fees	2,172	1,984	1,658
Advertising fees	548	502	467
Other	789	791	751

Total revenues	34,687	31,138	29,260

Expenses:
Cost of restaurant sales	9,558	8,797	8,476
Restaurant operating expenses	14,536	13,027	13,007
General and administrative	4,435	3,935	3,531
Advertising	1,985	1,824	1,760
Depreciation and amortization	1,379	1,383	1,384

Total expenses	31,893	28,966	28,158

Operating income	2,794	2,172	1,102
Interest income	17	20	34
Interest expense	(520)	(564)	(594)
Other, net	(88)	(49)	186

Income before income taxes	2,203	1,579	728
Income tax expense	726	552	262

Net income	$1,477	$1,027	$466

Income per share:
Basic	$0.31	$0.22	$0.10

Diluted	$0.29	$0.22	$0.10

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,709	4,635	4,632

Diluted	5,058	4,757	4,653

See accompanying notes to consolidated financial statements.

BACK YARD BURGERS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except for number of shares)

	Preferred Stock		Common Stock		Treasury Stock			Retained
							Paid-in	Earnings/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total

Balance at January 1, 2000	19,763	$—	4,618,377	$46	—	$—	$10,128	$(1,116)	$9,058
Employee stock purchases			27,726	1			30		31
Net income								466	466

Balance at December 30, 2000	19,763	—	4,646,103	47	—	—	10,158	(650)	9,555
Employee stock purchases			17,776	—			26		26
Treasury stock purchases			(25,000)	—	25,000	(28)			(28)
Exercise of stock options			6,140	—			11		11
Net income								1,027	1,027

Balance at December 29, 2001	19,763	—	4,645,019	47	25,000	(28)	10,195	377	10,591
Conversion of preferred stock	(146)		146
Employee stock purchases			6,558	—			29		29
Exercise of stock options			69,016	1			186		187
Net income								1,477	1,477

Balance at December 28, 2002	19,617	$—	4,720,739	$48	25,000	$(28)	$10,410	$1,854	$12,284

See accompanying notes to consolidated financial statements.

BACK YARD BURGERS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Cash flows from operating activities:
Net income	$1,477	$1,027	$466
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation of property and equipment	1,379	1,225	1,245
Deferred income taxes	423	359	121
Amortization of intangible assets	—	158	139
Provision for losses on receivables	(49)	291	147
(Gain)/loss on sale of assets	19	1	(256)
Other deferred income	(69)	(116)	(176)
Changes in assets and liabilities:
Receivables	136	(321)	(289)
Inventories	(47)	(21)	(44)
Prepaid expenses and other current assets	(3)	8	21
Other assets	35	(17)	(31)
Accounts payable and accrued expenses	600	600	121
Reserve for closed stores	(22)	54	(49)
Income taxes payable/receivable	(258)	(67)	(60)
Other deferred liabilities	2	(11)	(7)
Deferred franchise and area development fees	219	(174)	67

Net cash provided by operating activities	3,842	2,996	1,415

Cash flows from investing activities:
Additions to property and equipment	(4,861)	(2,791)	(1,063)
Proceeds from sale of property and equipment	375	13	565
Goodwill acquisition cost	—	—	(229)
Proceeds on notes receivable	24	20	—

Net cash used in investing activities	(4,462)	(2,758)	(727)

Cash flows from financing activities:
Issuance of stock	216	37	31
Principal payments on long-term debt	(587)	(803)	(1,375)
Proceeds from issuance of long-term debt	740	1,172	—
Treasury stock purchases	—	(28)	—

Net cash provided (used) by financing activities	369	378	(1,344)

Net increase (decrease) in cash and cash equivalents	(251)	616	(656)
Cash and cash equivalents:
Beginning of year	1,657	1,041	1,697

End of year	$1,406	$1,657	$1,041

Supplemental disclosure of cash flow information:
Income taxes paid	$561	$260	$201

Interest paid	$531	$560	$577

Noncash investing and financing activities
Property and equipment sold for a note receivable	$—	$—	$119

Goodwill acquired with note payable	$—	$—	$600

Assumption of collateral underlying note receivable	$—	$55	$—

See accompanying notes to consolidated financial statements.

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity. Back Yard Burgers, Inc. (the “company”) owns and operates quick-service and fast-casual restaurants and is engaged in the sale of franchises in Back Yard Burgers and the collection of royalties based upon related franchise sales. The company grants franchise rights for the use of “Back Yard Burgers,” “BYB” or “BY Burgers” trade names and other associated trademarks, signs, emblems, logos, slogans and service marks which have been or may be developed. At December 28, 2002, the company operated 42 restaurants in four states (Missouri, Mississippi, Arkansas and Tennessee) and franchised 77 restaurants in 17 states.

Consolidation Policy. The financial statements include the accounts of Back Yard Burgers, Inc. and its wholly owned subsidiaries, Little Rock Back Yard Burgers, Inc., BYB Properties, Inc. and Atlanta Burgers BYB Corporation, as well as Back Yard Burgers National Advertising Fund. All significant intercompany transactions have been eliminated.

Fiscal Year. The company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to December 31. The years ended December 28, 2002, December 29, 2001, and December 30, 2000 were all 52 week years.

Use of Estimates. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents. The company considers cash on hand, deposits in banks and short-term investments with an original maturity of less than three months when purchased as cash and cash equivalents.

Inventories. Inventories primarily consist of food and beverage products and are valued at the lower of cost or market; cost is determined by the first-in, first-out (“FIFO”) method.

Income Taxes. Deferred income taxes are provided for the tax effects of temporary differences between the financial reporting basis and the income tax basis of the company’s assets and liabilities.

Other Deferred Income. During 1999, the company received $800,750 from certain vendors relating to future purchases by the company. The company deferred this amount as other deferred income. These funds are recorded as income in a proportionate manner with respective future purchases. Under the terms of signed contracts, the company is required to purchase specific volumes in future years. If these purchase volumes are not met, the funds related to the volume shortages will be refunded to the vendors.

Franchise and Area Development Fee Income. Franchise fees are recognized as revenue when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Such services include training and assistance with site location, equipment vendors, structural design and operating policies. Area development fees arise when franchisees are awarded the right to develop, own and operate additional Back Yard Burgers restaurants in specific geographical areas pursuant to the terms of an Area Development Agreement. Such fees are based on the number of restaurants the franchisee expects to develop. These fees are included as revenue in accordance with the franchise fee recognition policy as each additional restaurant is opened.

Under the terms of the franchise and area development agreements, the fees are non-refundable and may be recognized as revenue should the franchisee fail to perform as agreed. Commission costs associated with the sales of franchise and area development rights are expensed when related revenues are recognized.

Royalty and Advertising Fee Income. As part of its franchise agreements, the company receives a percentage of each unit’s gross sales (generally 4%). The franchise agreements also provide that franchisees are required to pay an additional 1% of gross sales to the National Advertising Fund (see Note 13). These fees are recorded on the accrual basis of accounting.

Restaurant Operating Expenses. Restaurant operating expenses include all costs associated with the operation of the restaurant except corporate overhead, advertising, depreciation and amortization.

Property and Equipment. Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold costs and improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. The average depreciable lives are as follows: buildings and building and site improvements – 15 to 25 years; fixtures and equipment – 3 to 7 years; and transportation vehicles – 3 to 5 years.

Advertising Costs. Advertising costs, including production costs, are charged to expense as incurred on the first date of the advertising period.

Intangible assets. As of January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. The company has determined that it operates as one segment and one reporting unit because the operations of the restaurants are homogeneous and discrete financial information of different segments or reporting units is not prepared and regularly reviewed by management.

SFAS 142 requires a two-step process for testing impairment. First, the fair value the company is compared to its carrying value to determine whether an indication of impairment exists. Market capitalization is used to determine the fair value of the company. If an impairment is indicated, then the fair value of the goodwill is determined by allocation of the company’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the company had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. As required by SFAS No. 142, the company completed a transitional impairment test for goodwill and as of January 1, 2002 and also an impairment test as of December 29, 2002. As a result of these tests the company did not record any impairment of our goodwill.

The company has no intangible assets other than goodwill.

Before January 1, 2002, the company amortized goodwill over its estimated period of benefit on a straight-line basis not to exceed 40 years. When an intangible asset’s carrying value exceeded associated expected operating cash flows, we considered it to be impaired and wrote it down to fair value, which we determined based on either discounted future cash flows or appraised values. In accordance with SFAS 142, The company ceased amortization of goodwill in 2002. Accumulated amortization of goodwill totaled $908,000 prior to the cessation of goodwill amortization.

Impairment of Long-Lived Assets. The company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, at the beginning of 2002. At each balance sheet date, the company assesses whether there has been impairment in the value of all long-lived assets by determining whether projected undiscounted future cash flows from operations for each restaurant, as defined in SFAS No. 144, exceed its net book value as of the assessment date. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired. No impairment charges were recorded in fiscal years 2002, 2001 or 2000.

Lease payments of $22,000 in 2002 and $16,000 in 2001 were incurred for these closed stores and charged against this reserve. The company also sub-leased a closed property during 2002 and reduced the reserve previously recorded for that store by $17,000 based on revised estimated sub-lease income. As of December 28, 2002, the company’s remaining accrual for all future lease obligations discussed above was $61,000, which is net of estimated sub-lease income.

Preferred Stock. In accordance with the provisions of the company’s Restated Certificate of Incorporation regarding preferred stock, each share of preferred stock is convertible into one share of common stock, at the option of the holder. As of December 28, 2002, all but 19,617 shares of preferred stock had been converted to common stock.

Earnings Per Share. The company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity (Note 15).

Stock-Based Employee Compensation. The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation. Had compensation cost for the company’s stock option plan been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 under the plan consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the company’s operating results for 2002, 2001 and 2000 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2002	2001	2000

Net income:
As reported	$1,477	$1,027	$466
Pro forma	1,225	954	380
Basic earnings per share:
As reported	0.31	0.22	0.10
Pro forma	0.26	0.21	0.08
Diluted earnings per share:
As reported	0.29	0.22	0.10
Pro forma	0.24	0.20	0.08

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions using grants in 2002, 2001 and 2000, respectively:

	2002	2001	2000

Average expected life (years)	5.0	5.0	4.4
Average expected volatility	74.7%	62.2%	63.0%
Risk-free interest rates	4.6%	5.0%	6.5%
Dividend yield	0.0%	0.0%	0.0%

The pro forma results reported above will not be representative of the effect on operating results for future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Fair Value of Financial Instruments. At December 28, 2002, the company did not have outstanding any financial derivative instruments. The carrying amounts of cash and receivables approximate fair value because of the short maturity of those instruments. The fair value of the company’s long-term debt is estimated based on the current borrowing rates available to the company for bank loans with similar terms and average maturities. At December 28, 2002, the fair value was approximately $6.5 million.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

     The company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and other Intangible Assets” (SFAS No. 142) effective January 1, 2002. SFAS No. 142 changed the accounting for goodwill and other indefinite-lived intangible assets from an amortization method to an impairment-only approach. No impairment to the recorded value of the company’s indefinite-lived assets was found to exist as a result of the required testing. The company ceased amortization of goodwill in 2002 under the provisions of this statement. Expenses for the fifty-two weeks ended December 29, 2001 included amortization of $158,000. If SFAS No. 142 had been in effect during 2001 and amortization had not been recorded, net income for the fifty-two weeks ended December 29, 2001 would have been approximately $103,000 (tax effected) greater than the reported total of $1,027,000 and diluted earnings per share would have been $0.24 compared to the reported total of $0.22.

     Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company will adopt SFAS No. 143 on December 29, 2002. The company has evaluated the effects of adopting this statement and have determined that it will not have a material effect on its results of operations or financial position.

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

     SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” was issued in December 2002. The Statement amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has adopted FASB No. 148, however, implementation did not have a material effect on its results of operations or financial position.

     FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company will adopt FIN 45 on December 31, 2002 and does not expect such adoption to have a material effect on its results of operations or financial position.

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period beginning after June 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The company does not believe that the adoption of FIN 46 will have a material adverse impact on the company’s financial statements.

NOTE 3 – ACCOUNTS RECEIVABLE

Corporate receivables and National Advertising Fund receivables represent amounts due from franchisees for contractual obligations and for product purchases. A summary of accounts receivable follows:

	December 28,	December 29,
	2002	2001

	(in thousands)
Corporate receivables	$204	$264
National Advertising Fund receivables	66	98
Credit card receivables	30	22
Rebate receivables	201	201
Other	74	126

	575	711
Allowance for doubtful receivables	(80)	(129)

	$495	$582

NOTE 4 – PROPERTY AND EQUIPMENT

Summaries of property and equipment follow:

	December 28,	December 29,
	2002	2001

	(in thousands)
Land	$3,856	$3,784
Buildings	9,712	7,547
Building and site improvements	3,135	3,011
Fixtures and equipment	9,234	7,344
Transportation Vehicles	303	247
Assets held for sale	—	55

	26,240	21,988
Accumulated depreciation and amortization	(8,993)	(7,812)

	$17,247	$14,176

NOTE 5 – INVESTMENT IN JOINT VENTURES

The company has invested a total of $200,000 for 23%-25% interests in four joint ventures for the purpose of operating Back Yard Burgers restaurants. Two of the joint ventures purchased the building and land from the company. No gain or loss was recorded by the company in connection with these sales. Two joint ventures purchased land from a third party and built a building. The company then entered into a long-term lease with each joint venture. Three of the leases are accounted for as financing leases and the fixed assets are recorded on the company’s balance sheet along with the present value of the future lease commitments. The remaining lease is accounted for as an operating lease. The company has guaranteed 23%-25% of the long-term debt obtained by the joint ventures to finance the construction of the restaurants. At December 28, 2002, approximately $253,000 of such debt is guaranteed by the company.

Each of the above investments is recorded at cost as there is no material difference between the cost and equity method of accounting for any of these investments.

NOTE 6 – ACCRUED EXPENSES

Summaries of accrued expenses follow:

	December 28,	December 29,
	2002	2001

	(in thousands)
Payroll related	$895	$582
Sales taxes	240	203
Property taxes	146	170
Interest	44	55
Utilities	40	37
Professional services	24	45
Insurance	20	20
Equipment	3	140
Other miscellaneous accruals	71	116

	$1,483	$1,368

NOTE 7 – DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

At December 28, 2002, deferred fees received for certain franchise and area development rights, net of commissions paid, include amounts sold during the following years (in thousands):

2002	$309
Previous years	195

$504

NOTE 8 – INDEBTEDNESS

Long-term debt is collateralized by property and equipment with a net book value aggregating $6,751,000 and a portion is guaranteed by the personal endorsements of certain stockholders. The balances consist of the following:

	December 28,	December 29,
	2002	2001

Notes payable to financial institutions, payable in monthly installments Ranging from $2,605 to $9,174, including interest ranging from 6.0% to 9.6%	$2,412	$2,685
Financing lease transactions, payable in monthly installments ranging from $4,645 to $5,049, and effective interest rates ranging from 7.9% to 9.4%	1,753	1,107
Financing lease transactions to Lester’s Back Yard Burgers Joint Venture I, II and IV (See Note 4), payable in monthly installments ranging from $5,450 to $7,900 and effective interest rates ranging from 12.0% to 12.5%	1,257	1,317
Notes payable to a leasing company, payable in monthly installments ranging from $1,122 to $5,643 including interest of 14.1%	503	663

	5,925	5,772
Less current installments	(825)	(570)

Total	$5,100	$5,202

The principal maturities of all long-term debt outstanding as of December 28, 2002 are as follows: $825,000 in 2003, $2,340,000 in 2004, $299,000 in 2005, $200,000 in 2006, $198,000 in 2007 and $2,063,000 thereafter.

The company has a line of credit with a financial institution for $750,000. The line of credit is collateralized by real property. There were no borrowings outstanding under the agreement at December 28, 2002 or December 29, 2001.

On October 4, 1996, the company received a commitment (the “Commitment”) from a leasing company for a loan transaction. The Commitment provides the company with up to $2,000,000 and bears interest of approximately 14.1%. The Commitment is secured by certain real and personal property to be constructed and/or acquired with the commitment proceeds. As of December 28, 2002, borrowings outstanding under the commitment are $503,000, and $876,000 is available under the commitment.

On February 11, 2003, the company entered a loan agreement with a financial institution in the amount of $5,000,000. The loan agreement comprised the following three components: (1) a $2,500,000 five-year loan with a fixed rate of 5.2%. The funds from the five-year term loan were used to refinance approximately $2.3 million of existing notes payable to financial institutions with an average interest rate of 6.8% and maturity dates ranging from one to two years, (2) a $2.0 million draw down line for future expansion with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants and (3) a $500,000 revolver line with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants. This revolver line replaced the $750,000 line of credit that was in place as of December 28, 2002.

NOTE 9 – OPERATING LEASES

Operating leases relate to leased land sites for company-operated restaurants and office space for corporate operations. All leases contain renewal options. The future minimum rental payments under operating lease agreements as of December 28, 2002 are as follows (in thousands):

2003	$1,231
2004	1,084
2005	971
2006	804
2007	482
Thereafter	1,319

$5,891

Rent expense was $1,358,000, $1,255,000 and $1,202,000 in 2002, 2001 and 2000, respectively.

NOTE 10 – RELATED PARTY TRANSACTIONS

In July of 2002, the company entered into a financing transaction for a new restaurant site and building with certain officers and directors of the company. The total value of the transaction was $840,000. The company recorded $490,000 as a capital lease for the construction of the building and $350,000 as an operating lease for the land on which the building is located. The effective interest rate of the transaction was approximately 8.7%. The transaction was reviewed and approved by the company’s board of directors.

NOTE 11 – GOODWILL

There was no change in the carrying amount of goodwill during the year ended December 28, 2002.

The following schedule adjusts reported net income to exclude amortization expense (net of income taxes) related to goodwill (in thousands):

	Year's Ended

	December 28,	December 29,	December 30,
	2002	2001	2000

Net income
Reported net income	$1,477	$1,027	$466
Add back: Goodwill amortization	—	103	89

Adjusted net income	$1,477	$1,130	$555
Basic earnings per share:
Reported net income	$0.31	$0.22	$0.10
Goodwill amortization	—	0.02	0.02

Adjusted net income	$0.31	$0.24	$0.12

Diluted earnings per share:
Reported net income	$0.29	$0.22	$0.10
Goodwill amortization	—	0.02	0.02

Adjusted net income	$0.29	$0.24	$0.12

NOTE 12 – INCOME TAXES

Income tax expense for the following tax years is comprised of (in thousands):

	2002	2001	2000
	Amount	Amount	Amount

Federal, Current	$303	$193	$141
Federal, Deferred	423	359	121

	$726	$552	$262

Deferred income taxes are provided in recognition of the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The deferred tax assets (liabilities) comprise the following:

	December 28,	December 29,
	2002	2001

	(in thousands)
Current
Current deferred tax assets:
Allowance for doubtful receivable	$27	$44
Accrued expenses	128	61
Other	15	89

	170	194
Current deferred tax liabilities	—	(8)

Net current deferred tax asset	$170	$186

Noncurrent
Noncurrent deferred tax assets:
Franchise fees	$71	$32
Net operating loss carryforwards	432	192
Alternative minimum tax credit carryforwards	—	119
Goodwill amortization	111	186
Other deferred income	93	131
Other	129	90

Gross noncurrent deferred tax assets	836	750

Noncurrent deferred tax liabilities:
Depreciation	(392)	(139)

Gross noncurrent deferred tax liabilities	(392)	(139)

Net noncurrent deferred tax assets	444	611
Deferred tax asset valuation allowance	(432)	(192)

	$12	$419

The ultimate realization of these assets is dependent upon the generation of future taxable income sufficient to offset the related deductions and loss carryforwards within the applicable carryforward period. The company evaluates the need for a valuation allowance and, based on the weight of available evidence, has determined that it is more likely than not that certain deferred tax assets will eventually be realized. The valuation allowance reflected above is based on management’s conclusion that it is more likely than not that certain state tax carryforward items will expire unused.

A reconciliation of the statutory Federal income tax rate to the income tax provision is as follows:

	2002		2001		2000

	Amount	%	Amount	%	Amount	%

Computed “expected” tax	$771	35.0	$552	35.0	$255	35.0
Goodwill amortization	—	0.0	15	1.0	15	2.0
Other	(45)	(2.0)	(15)	(1.0)	(8)	(1.0)

	$726	33.0	$552	35.0	$262	36.0

As of December 28, 2002, the company has net operating loss carryforwards available for state income tax reporting purposes on a consolidated basis of approximately $5.6 million. These net operating loss carryforwards expire between 2004 and 2016.

NOTE 13 – NATIONAL ADVERTISING FUND

As part of the standard franchise agreement, each operating unit contributes 1% of its sales to a National Advertising Fund. Under the terms of the agreement, at least 50% of these funds must be spent on the creation of marketing tools, such as advertising copy for use on local radio and television and other collateral material for the operating units. As a general rule, the funds are not used for the purchase and placement of media advertising. The remaining funds are available for use by the company on such items as testing and development of new products, investigating improvements in operating methods, or other purposes that the company shall deem to be in the interest of improving operations and earnings of the company and its franchisees.

NOTE 14 – STOCK OPTION AND BENEFIT PLANS

In 1992, the Board of Directors of the company and the shareholders authorized the adoption of an Incentive Stock Option Plan (“ISOP”) for the company’s employees. As amended in 1993, an aggregate of 176,969 shares of common stock may be granted under the ISOP. Options granted under the ISOP may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the company). The aggregate fair market value of shares for which options are granted to any employee during any calendar year may not exceed $100,000. The options expire ten years from the date of grant.

In May 1995, the Board of Directors of the company and the shareholders authorized the adoption of an Incentive Award Plan (“IAP”) for the company’s employees. An aggregate of 450,000 shares of common stock may be granted under the IAP, as amended in May 1997. Options granted under the IAP may be designated by the Compensation Committee of the Board of Directors as Incentive Stock Options or Non-Qualified Stock Options. Non-Qualified Stock Options granted under the IAP may not be granted at a price less than par value of the common stock. Incentive Stock Options granted under the IAP may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the company). The aggregate fair market value of shares for which options are granted to any employee during any calendar year may not exceed $100,000. The term of the options shall be set by the Compensation Committee of the Board of Directors and no term shall exceed a reasonable time period. In the case of Incentive Stock Options, the term shall not be more than ten years from the date of grant. During 2002, the company granted options for an aggregate of 131,000 shares of common stock at exercise prices ranging from $3.98 to $11.14 per share, which equaled fair market value at grant date.

A summary of activity in the above two option plans for the years ended December 28, 2002, December 29, 2001, and December 30, 2000 follows:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	440,967	$1.86	346,635	$2.32	268,358	$2.82
Granted	131,000	5.03	146,000	0.86	142,400	1.34
Exercised	(69,016)	2.59	(6,140)	1.78	—	—
Canceled	(3,990)	2.52	(45,528)	2.19	(64,123)	2.28

Outstanding at end of year	498,961	2.58	440,967	1.86	346,635	2.32

Exercisable at end of year	383,461	2.50	313,844	2.22	274,243	2.56

A summary of information about the company’s stock options outstanding at December 28, 2002 follows:

		Weighted			Weighted
		average	Weighted		Average	Weighted
Range of		remaining	average		remaining	Average
exercise	Options	contractual	exercise	Options	contractual	Exercise
prices	Outstanding	life	price	exercisable	Life	Price

$0.50-$1.00	125,000	8.0	$0.67	83,750	8.0	$0.67
$1.00-$2.00	179,266	6.7	1.53	179,266	6.7	1.53
$2.00-$3.00	14,791	4.9	2.27	14,791	4.9	2.27
$3.00-$4.00	104,200	8.1	3.85	46,450	7.1	3.70
$4.00-$5.00	25,000	9.0	4.38	8,500	9.0	4.38
$5.00-$6.00	30,704	0.7	5.84	30,704	0.7	5.84
$10.00-$12.00	20,000	9.4	10.38	20,000	9.4	10.38

$0.50-$12.00	498,961	7.1	$2.58	383,461	6.7	$2.50

Under the IAP, the Compensation Committee of the Board of Directors may award Restricted Stock and/or a Performance Award to selected employees. A Performance Award shall mean cash bonus, stock bonus or other performance or incentive award that is paid in cash, stock or a combination of both. The company has not issued any Restricted Stock or Performance Awards.

In May 2002, the Board of Directors of the company and the shareholders authorized the adoption of an Equity Incentive Plan (“EIP”) for the company’s employees and directors. An aggregate of 225,000 shares of common stock may be granted under the EIP. Options granted under the EIP may be designated by the Compensation Committee of the Board of Directors as Incentive Stock Options or Non-Qualified Stock Options. Non-Qualified Stock Options granted under the EIP may be granted at a price less than fair market value of the common stock on the grant date. Incentive Stock Options granted under the EIP may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the company). The aggregate number of shares for which Awards are granted to any employee during any calendar year may not exceed 35,000. The term of the options shall be set by the Compensation Committee of the Board of Directors and shall not be more than ten years from the date of grant. There were no options issued or outstanding under the EIP for the year ended December 28, 2002.

Additionally, under the EIP, the Compensation Committee of the Board of Directors may award Restricted Stock and/or stock appreciation rights (SARs) to selected employees. The company has not issued any Restricted Stock or SARs.

In May 1995, the Board of Directors of the company and the shareholders authorized the adoption of an Employee Stock Purchase Plan (“ESPP”) for the company’s employees. An aggregate of 225,000 shares of common stock may be issued under the ESPP. Shares purchased under the ESPP shall be sold to participants at 85% of the reported price and the maximum number of shares that can be purchased by a participant is 1,000 shares per quarter. The ESPP shall continue in effect through May 31, 2005. During 2002, 2001 and 2000, 6,558, 17,776 and 27,726 shares were purchased, respectively, under the ESPP. As of December 28, 2002, a total of 113,903 shares have been purchased under the ESPP since its inception in May 1995.

NOTE 15 – EARNINGS PER SHARE

A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share data):

	2002			2001			2000

			Per-Share			Per-Share			Per-Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Basic EPS
Income available to common stockholders	$1,477	4,709	$0.31	$1,027	4,635	$0.22	$466	4,632	$0.10
Effect of Dilutive Securities
Convertible preferred stock		20			20			20
Stock options		329			102			1

Diluted EPS
Income available to common stockholders plus assumed Conversions	$1,477	5,058	$0.29	$1,027	4,757	$0.22	$466	4,653	$0.10

Options to purchase shares of the company’s common stock in addition to the stock options reflected in the calculation above were outstanding during the years 2002, 2001 and 2000, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. The options were still outstanding as of December 28, 2002. Income available to common stockholders for each year presented above has not been affected by preferred dividends because the company has not declared any dividends on its preferred shares.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

Concentration of Risk. Financial instruments which could subject the company to concentration of credit risk are primarily cash and cash equivalents and receivables. The company places its cash and cash equivalents in insured depository institutions and attempts to limit the amount of credit exposure to any one institution. At December 28, 2002, the company’s uninsured cash balance totaled $895,000. The company performs ongoing credit evaluations of its franchisees and when necessary maintains reserves for potential credit losses on receivables, which are not collateralized.

Litigation. The company is party to certain pending legal proceedings and claims in the normal course of business. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the company is of the opinion that it is unlikely that these proceedings and claims will have a material effect on the results of operations or the financial condition of the company.

[PRICEWATERHOUSECOOPERS LOGO]

Report of Independent Accountants

To the Board of Directors and Stockholders of
Back Yard Burgers, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Back Yard Burgers, Inc. and its subsidiaries at December 28, 2002, and December 29, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2002, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, Back Yard Burgers, Inc. adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

PricewaterhouseCoopers, LLP
Memphis, Tennessee
February 20, 2003

Management’s Statement of Responsibility for Financial Statements

     The management of Back Yard Burgers, Inc. has the primary responsibility for the preparation and integrity of the consolidated financial statements and other financial information contained in the Annual Report. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles consistently applied in all material respects and reflect estimates and judgments by management where necessary. Financial information included throughout this annual report is consistent with the consolidated financial statements.

     The company maintains a system of internal accounting control that is adequate to provide reasonable assurance that assets are safeguarded and transactions are executed and recorded in accordance with management’s authorization. The adequacy of the company’s internal accounting controls are under the general oversight of the audit committee of the board of directors, consisting of three outside directors. The committee reviews with the independent auditors the scope and results of the annual audit.

     The 2002 consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent accountants, in accordance with generally accepted auditing standards. PricewaterhouseCoopers LLP was recommended by the audit committee of the board of directors, selected by the board of directors and ratified by the company’s stockholders. The independent accountants develop and maintain an understanding of the company’s systems and procedures and perform such tests and other procedures, including tests of the internal accounting controls, as they deem necessary to enable them to express an opinion on the fairness of the consolidated financial statements. Such opinion, based upon their audits of the consolidated financial statements, is contained in this Annual Report.

/s/ Lattimore M. Michael	/s/ Michael G. Webb
Lattimore M. Michael	Michael G. Webb
Founder, Chairman and Chief Executive Officer	Chief Financial Officer