Form 10-Q
period 2003-03-29
BACK YARD BURGERS INC
filed 2003-05-13
CIK 901495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number 1-12104

BACK YARD BURGERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0737163
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1657 Shelby Oaks Dr. N. Ste. 105, Memphis, Tennessee 38134
(Address of principal executive offices)

(901) 367-0888
(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class — Common stock, par value $.01 per share

Outstanding at April 30, 2003 – 4,721,723

BACK YARD BURGERS, INC.

INDEX

Page No.
Part I — Financial Information
Item 1 - Unaudited Consolidated Financial Statements:
Balance Sheets as of March 29, 2003 and December 28, 2002	3
Statements of Income for the Thirteen Weeks Ended March 29, 2003 and March 30, 2002	4
Statements of Cash Flows for the Thirteen Weeks Ended March 29, 2003 and March 30, 2002	5
Notes to Unaudited Financial Statements	6-9
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-17
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	18
Item 4 – Disclosure Controls	18
Part II — Other Information
Item 1 - Legal Proceedings	19
Item 2 - Changes in Securities and Use of Proceeds	19
Item 3 - Defaults Upon Senior Securities	19
Item 4 - Submission of Matters to a Vote of Security Holders	19
Item 5 - Other Information	19
Item 6 - Exhibits and Reports on Form 8-K	19
Signatures	20
Certifications of CEO and CFO	21-22

Back Yard Burgers, Inc.

Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	March 29,	December 28,
	2003	2002

ASSETS
Cash and cash equivalents	$1,382	$1,406
Receivables, less allowance for doubtful accounts of $80	553	495
Inventories	306	276
Income taxes receivable	186	296
Current deferred tax asset	107	170
Prepaid expenses and other current assets	237	53

Total current assets	2,771	2,696
Property and equipment, at depreciated cost	17,171	17,247
Goodwill	1,751	1,751
Noncurrent deferred tax asset	50	12
Notes receivable	109	110
Other assets	274	251

	$22,126	$22,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,091	$1,479
Accrued expenses	1,510	1,483
Reserve for closed stores	52	61
Current installments of long-term debt	860	825

Total current liabilities	3,513	3,848
Long-term debt, less current installments	5,126	5,100
Deferred franchise and area development fees	651	504
Other deferred income	238	272
Other deferred liabilities	57	59

Total liabilities	9,585	9,783

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,617 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 4,722,917 and 4,720,739 shares issued and outstanding	48	48
Paid-in capital	10,417	10,410
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	2,104	1,854

Total stockholders’ equity	12,541	12,284

Total liabilities and stockholders’ equity	$22,126	$22,067

See accompanying notes to unaudited financial statements

Back Yard Burgers, Inc.

Consolidated Statements of Income (Unaudited)
(in thousands, except for share and per share amounts)

	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

Revenues:
Restaurant sales	$7,577	$7,311
Franchise and area development fees	90	27
Royalty fees	582	516
Advertising fees	145	130
Other	180	195

Total revenues	8,574	8,179

Expenses:
Cost of restaurant sales	2,418	2,291
Restaurant operating expenses	3,641	3,470
General and administrative	1,095	1,066
Advertising	477	460
Depreciation and amortization	420	325

Total expenses	8,051	7,612

Operating income	523	567
Interest income	3	4
Interest expense	(126)	(132)
Other, net	(15)	(79)

Income before income taxes	385	360
Income taxes	135	133

Net income	$250	$227

Income per share:
Basic	$0.05	$0.05

Diluted	$0.05	$0.04

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,721	4,691

Diluted	4,979	5,111

See accompanying notes to unaudited financial statements

Back Yard Burgers, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

Cash flows from operating activities:
Net income	$250	$227
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation of property and equipment	420	324
Deferred income taxes	25	113
Provision for losses on receivables	—	12
Other deferred income	(34)	28
Changes in assets and liabilities:
Receivables	(58)	94
Inventories	(30)	5
Prepaid expenses and other current assets	(184)	(146)
Other assets	3	43
Accounts payable and accrued expenses	(361)	89
Reserve for closed stores	(9)	(2)
Income taxes payable/receivable	110	21
Other deferred liabilities	(2)	3
Deferred franchise and area development fees	147	60

Net cash provided by operating activities	277	871

Cash flows from investing activities:
Additions to property and equipment	(344)	(613)
Proceeds on notes receivable	1	6

Net cash used in investing activities	(343)	(607)

Cash flows from financing activities:
Issuance of stock	7	8
Principal payments on long-term debt	(2,439)	(137)
Proceeds from issuance of long-term debt	2,500	—
Loan fees paid	(26)	—
Proceeds from exercise of stock options	—	169

Net cash provided by financing activities	42	40

Net increase (decrease) in cash and cash equivalents	(24)	304
Cash and cash equivalents:
Beginning of period	1,406	1,657

End of period	$1,382	$1,961

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$—

Interest paid	$131	$132

See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles. The statements should be read in conjunction with the Notes to Financial Statements for the year ended December 28, 2002 included in the company’s 2002 Annual Report.

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

     Other Revenue. Other revenue is primarily comprised of sales of proprietary food products to franchisees, volume based incentive receipts under long-term contracts with vendors entered into before December 29, 2002 and contributions to the National Advertising Fund by certain of our vendors based upon purchasing volumes of the Company and our franchisees. Revenue from sales of proprietary food products is recognized when the products are shipped. Volume based revenue and contributions from our vendors are recognized systematically throughout the accounting period based on the estimated annual volume to be achieved under the agreements.

     Preopening costs. The company expenses preopening costs as incurred. Preopening costs expensed for the quarters ended March 29, 2003, and March 30, 2002, were approximately $6,000 and $34,000, respectively.

NOTE 2 – STOCK-BASED EMPLOYEE COMPENSATION

The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation. Had compensation cost for the company’s stock option plan been determined based on the fair value at the grant date for awards in the quarters ended March 29, 2003, and March 30, 2002, under the plan consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the company’s operating results for the quarters ended March 29, 2003, and March 30, 2002 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

Net income:
As reported	$250	$227
Pro forma	150	138
Basic earnings per share:
As reported	0.05	0.05
Pro forma	0.03	0.03
Diluted earnings per share:
As reported	0.05	0.04
Pro forma	0.03	0.03

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

NOTE 3 — RECENTLY ISSUED ACCOUNTING STANDARDS

     Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted SFAS No. 143 on December 29, 2002, with no material impact on the company’s consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The company adopted SFAS 145 on January 1, 2003, with no material impact on the company’s consolidated financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. The company adopted SFAS 146 on January 1, 2003, with no material impact on the company’s consolidated financial position or results of operations. The provisions of SFAS 146 will be applied on a prospective basis.

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

     FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 on December 31, 2002 and such adoption did not have a material effect on its results of operations or financial position.

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

     The Company adopted EITF 02-16 Accounting by a Reseller for Cash Consideration Received effective December 29, 2002. EITF 02-16 concluded that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. The Company previously recorded volume-based incentives as other revenues. The Company will record volume-based incentives related to company operated stores as a reduction of cost of restaurant sales for all contracts or agreements entered into after December 28, 2002. Volume-based incentives reclassified from other revenues into cost of sales for the quarters ended March 29, 2003 and March 30, 2002, were not material to the consolidated statements of operations and had no impact on net income.

NOTE 4 — NET INCOME PER SHARE

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

COMPUTATION OF INCOME PER SHARE
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

Net Income	$250	$227

Weighted average number of common shares outstanding during the period	4,721	4,691

Basic income per share	$.05	$.05

Weighted average number of common shares outstanding during the period	4,721	4,691
Preferred shares convertible to common shares	20	20
Stock options	238	400

	4,979	5,111

Diluted income per share	$.05	$.04

NOTE 5 — DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At March 29, 2003, deferred fees include franchise and area development rights sold during the following years:

2003	$237
2002	220
Previous years	194

$651

NOTE 6 — COMMITMENTS AND CONTINGENCIES

The company is party to several pending legal proceedings and claims. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial condition or results of operations of the company.

Forward-Looking Information

     Certain information included herein may contain statements that are forward-looking, such as statements related to financial items and results, plans for future expansion and other business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition. Forward-looking statements made by the company are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the company. These risks and uncertainties include, but are not limited to, increased competition and competitive discounting, the availability of qualified labor and desirable locations, increased costs for beef, chicken or other food products and the effectiveness of promotional efforts and management decisions related to restaurant growth, financing, franchising and new product development, as well as items described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. The company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

Item  2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     As of March 29, 2003, the Back Yard Burgers system included 123 restaurants, of which 42 were company-operated and 81 were franchised. The company’s revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company’s revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

Results of Operations

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the company’s historical operations and operating data for the periods indicated.

	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

Revenues
Restaurant sales	88.4%	89.4%
Franchise and area development fees	1.0	.3
Royalty fees	6.8	6.3
Advertising fees	1.7	1.6
Other operating revenue	2.1	2.4

Total revenue	100.0%	100.0%

	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

Costs and Expenses
Cost of restaurant sales(1)	31.9%	31.3%
Restaurant operating expenses(1)	48.1	47.5
General and administrative	12.8	13.0
Advertising	5.6	5.6
Depreciation and amortization	4.9	4.0
Operating income	6.1	6.9
Interest income	—	.1
Interest expense	(1.5)	(1.6)
Other, net	(.2)	(1.0)
Income before income taxes	4.5	4.4
Income taxes(2)	(35.1)	(37.0)
Net income	2.9	2.8

	Thirteen Weeks Ended

	March 29,	March 30,
	2003	2002

	($000's)
System-wide restaurant sales
Company-operated	$7,577	$7,311
Franchised	14,479	13,008

Total	$22,056	$20,319

Average annual sales per restaurant open for a full year(3)
Company-operated	$767	$785
Franchised	$798	$790
System-wide	$786	$788
Number of restaurants
Company-operated	42	39
Franchised	81	67

Total	123	106

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

(3)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

Comparison of the Company’s Results for the Thirteen Weeks Ended March 29, 2003 and March 30, 2002.

     Restaurant sales increased 3.6% to $7,577,000 during the thirteen weeks ended March 29, 2003, from $7,311,000 for the year-earlier period. This increase is primarily the result of a net increase in company-operated restaurants of three stores. The increase in sales from the new company-operated restaurants was partially offset by a 6.0% decrease in same-store sales at restaurants open for more than one year.

     Franchise and area development fees increased to $90,000 for the thirteen weeks ended March 29, 2003, from $27,000 in the year-earlier period. Five new franchise stores opened during the thirteen weeks ended March 29, 2003 compared with two openings in the year-earlier period.

     Royalty fees increased 12.8% to $582,000 during the thirteen week period ended March 29, 2003, compared with $516,000 during the first quarter of 2002. The change is due to a net increase of fourteen franchised stores since March 30, 2002 resulting in increased franchised sales on which royalty fees are based. This increase was partially offset by a 6.1% decrease in same-store sales at franchised restaurants compared with the year-earlier period.

     Other revenues decreased by $15,000 to $180,000 during the thirteen week period ended March 29, 2003, from $195,000 during the first quarter of 2002. Other revenues consist of volume rebates earned from vendors and sales of proprietary spices to franchisees as well as some other miscellaneous revenues. The decrease in other revenues is primarily due to a decline in volume rebates earned from vendors in the current year compared with the year-earlier period.

     Cost of restaurant sales, consisting of food and paper costs, totaled $2,418,000 for the thirteen weeks ended March 29, 2003, and $2,291,000 during the same period in 2002, increasing as a percentage of restaurant sales to 31.9% from 31.3%. The increase in costs as a percentage of sales is primarily due to a promotion offering certain sandwich items at a discounted price during the month of March 2003 in efforts to increase guest traffic and sales at company-operated restaurants.

     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $3,641,000 for the thirteen weeks ended March 29, 2003, from $3,470,000 in the same prior year period, increasing as a percentage of restaurant sales to 48.1%, from 47.5% for the year-earlier period. Labor costs remained relatively flat as a percentage of sales compared with the prior year. The 0.6% increase resulted primarily from increased spending for rent, insurance and property taxes.

     General and administrative costs which increased $29,000 to $1,095,000 for the thirteen weeks ended March 29, 2003 from $1,066,000 in the year-earlier period, decreased as a percentage of total revenue for the thirteen weeks ended March 29, 2003, to 12.8% from 13.0% in the same period in 2002. The increase was primarily due to a $43,000 increase in personnel costs, including increased spending on recruiting, training and benefit costs. $14,000 is related to increased spending for professional services, travel for franchisee support and recruiting, operations training, insurance and other miscellaneous costs. The increase is offset by a decrease of $28,000 in preopening costs from the year-earlier period.

     Advertising expense which increased to $477,000 for the thirteen weeks ended March 29, 2003, from $460,000 in the same period in 2002, remained relatively flat as a percentage of total revenues at 5.6%.

     Interest expense decreased 4.5% to $126,000 for the thirteen weeks ended March 29, 2003, from $132,000 in the year-earlier period. Since March 30, 2002, debt increased by $351,000, or 6.2%, to $5,986,000 as of March 29, 2003; however, in February of 2003 the company refinanced approximately $2.3 million of existing debt at an interest rate that was approximately 1.6% lower than the interest rate incurred by the company during the first quarter of 2002.

     Other, net expense was $15,000 for the thirteen weeks ended March 29, 2003, compared with an expense of $79,000 in the prior year. The decrease is due to a $30,000 loss on the disposal of assets relating to a store closure as well as $23,000 in deferred loan costs incurred by the company in 2002. Also included in this category is other miscellaneous income and expenses, including franchise tax expense and these income and expense categories were relatively consistent during thirteen weeks ended March 29, 2003, and the year-earlier period.

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

     No impairment charges were recorded in during the thirteen weeks ended March 29, 2003, or the thirteen weeks ended March 30, 2002; however, in the past, the company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded.

     During the thirteen weeks ended March 29, 2003, $9,000 of lease obligation payments were incurred for closed stores and charged against this reserve. As of March 29, 2003, the company’s remaining accrual for all future lease obligations discussed above was $52,000 for the remaining lease payments due, net of estimated sub-lease income.

Liquidity and Capital Resources

     Capital expenditures totaled $344,000 for the thirteen weeks ended March 29, 2003 and $613,000 for the year-earlier period. Generally, the company constructs its restaurant buildings on leased properties for company-operated restaurants. The average monthly lease cost for the 14 company-operated restaurants on leased sites at March 29, 2003 is approximately $3,430 per month. For the 18 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $5,300.

     Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $420,000 for the thirteen weeks ended March 29, 2003 and $325,000 for the year-earlier period.

     Cash provided by operations for the thirteen week period ended March 29, 2003, was $277,000 compared with $871,000 in the year-earlier period. The primary reason for the decrease in cash provided by operations was due to $361,000 reduction of accounts payable and accrued expenses for the thirteen weeks ended March 29, 2003 compared with an $89,000 increase in accounts payable and accrued expenses for the thirteen weeks ended March 30, 2002. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment as well as the re-imaging of existing restaurants to reflect the company’s new logo and related color scheme.

     As of March 29, 2003, the company had total long-term debt of $5,986,000 and unused lines of credit and loan commitments of potential additional borrowings of $3,376,000. On February 11, 2003, the company entered a loan agreement with a financial institution in the amount of $5,000,000. The loan agreement comprised the following three components: (1) a $2,500,000 five-year loan with a fixed rate of 5.2%. The funds from the five-year term loan were used to refinance approximately $2.3 million of existing term loans with an average interest rate of 6.8% and maturity dates ranging from one to two years, (2) a $2.0 million draw down line for future expansion with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants and (3) a $500,000 revolver line with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants. This revolver line replaced the $750,000 line of credit that was in place as of December 28, 2002. No additional debt commitments were made by the company during the thirteen weeks ended March 29, 2003.

     On January 2, 2001, the company’s board of directors adopted a stock repurchase plan that allows the company to repurchase up to 500,000 shares of its outstanding common stock. As of March 29, 2003, the company had repurchased 25,000 shares of common stock under the plan. Based on market conditions and other factors, additional repurchases may be made from time to time in the open market or through privately negotiated transactions, at the discretion of the company.

     The company has budgeted capital expenditures of approximately $3.3 million in fiscal year 2003, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional company-operated restaurants, the re-imaging of existing restaurants to reflect the company’s new logo and related color scheme, store equipment upgrades, and enhancements to existing financial and operating information systems. As of March 29, 2003, the company had spent $344,000 of these budgeted capital expenditures. The company expects to fund these capital expenditures through cash flow from operations and borrowings under the new loan agreement entered in February of 2003.

Seasonality and Inflation

     While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirteen weeks ended March 29, 2003. Increases in food, labor or other operating costs could adversely affect the company’s operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

Conversion of Preferred Stock

     In accordance with the provisions of the company’s Certificate of Incorporation regarding preferred stock, as a result of the company’s having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of March 29, 2003, only 19,617 shares have yet to be converted.

Recently Issued Accounting Standards

     Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations,” was issued in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company adopted SFAS No. 143 on December 29, 2002, with no material impact on the company’s consolidated financial position or results of operations.

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The company adopted SFAS 145 on January 1, 2003, with no material impact on the company’s consolidated financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. The company adopted SFAS 146 on January 1, 2003, with no material impact on the company’s consolidated financial position or results of operations. The provisions of SFAS 146 will be applied on a prospective basis. SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an Amendment of FASB Statement No. 123,” was issued in December 2002. The Statement amends FASB No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The company has adopted FASB No. 148, however, implementation did not have a material effect on its results of operations or financial position.

     FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” was issued in November 2002. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted FIN 45 on December 31, 2002 and such adoption did not have a material effect on its results of operations or financial position.

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

     The Company adopted EITF 02-16 Accounting by a Reseller for Cash Consideration Received effective December 29, 2002. EITF 02-16 concluded that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. The Company previously recorded volume-based incentives as other revenues. The Company will record volume-based incentives related to company operated stores as a reduction of cost of restaurant sales for all contracts or agreements entered into after December 28, 2002. Volume-based incentives reclassified from other revenues into cost of sales for the quarters ended March 29, 2003 and March 30, 2002, were not material to the consolidated statements of operations and had no impact on net income.

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

     During the thirteen weeks ended March 29, 2003, the cost of beef and chicken was relatively stable; however, management of the company expects these costs to rise at some point in the future, and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.

     Due to the competitive nature of the restaurant industry, site selection continues to be challenging as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

     Franchised same-store sales decreased 6.1% and company-operated same-store sales decreased 6.0% during the thirteen weeks ended March 29, 2003. Management attributes the decline in same-store sales to several factors, including a weak overall economy, competitive discounting, inclement weather in key markets, declining consumer confidence and concerns about the war in Iraq. Management anticipates that same-store sales will continue to decrease during the second quarter of 2003. In the short term, the company will offer promotional incentives to increase traffic and sales; however, management will continue to enhance its points of differentiation and further position the company as a premium fast-food provider.

     The future success of the company will be determined, to a great extent, by its ability to positively address these issues..

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

     The company has also collected funds from certain vendors relating to future purchases by the company. The company deferred this amount as other deferred income. These funds are recorded as income in a proportionate manner with respective future purchases. Under the terms of signed contracts, the company is required to purchase specific volumes in future years. If these purchase volumes are not met, funds related to the volume shortages will be refunded to the vendors.

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

Deferred Income Taxes:

     The company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $456,000 valuation allowance recorded on the company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.

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

     Less than 25% of the company’s debt portfolio as of March 29, 2003, had variable rates or had maturity dates of less than two years. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $4,000 annually, depending on the timing of the rate changes and debt maturities.

     The company has considered the use of hedging instruments to minimize interest rate fluctuation risk, but based on the debt portfolio structure described above, no hedging tool has been deemed necessary for the company at this time.

Item  4.    Disclosure Controls

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

None

     Item 3     Defaults Upon Senior Securities

Not Applicable

     Item 4     Submission of Matters to a Vote of Security Holders

None

     Item 5     Other Information

None

     Item 6     Exhibits and Reports on Form 8-K

Exhibits

10.36	Loan agreement by and between First Tennessee Bank and Back Yard Burgers, Inc. dated February 11, 2003.
99.1	Certification by the Chief Executive Officer
99.2	Certification by the Chief Financial Officer

Reports on Form 8-K

First quarter 2003 earnings release issued on April 22, 2003.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BACK YARD BURGERS, INC.

Date: May 12, 2003	By:	/s/ Lattimore M. Michael Lattimore M. Michael Chairman and Chief Executive Officer

Date: May 12, 2003	By:	/s/ Michael G. Webb Michael G. Webb Chief Financial Officer

Certification of Chief Executive Officer

Of Back Yard Burgers, Inc.

     This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the quarterly report on Form 10-Q (the “Form 10-Q”) for the quarter ended March 29, 2003 of Back Yard Burgers, Inc.

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

     4.     The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Lattimore M. Michael

Lattimore M. Michael
Chief Executive Officer
May 12, 2003

Certification of Chief Financial Officer

Of Back Yard Burgers, Inc.

     This certification is provided pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, and accompanies the quarterly report on Form 10-Q (the “Form 10-Q”) for the quarter ended March 29, 2003 of Back Yard Burgers, Inc.

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

     4.     The registrant’s other certifying officer and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Michael G. Webb

Michael G. Webb
Chief Financial Officer
May 12, 2003