Form 10-Q
period 2003-06-28
BACK YARD BURGERS INC
filed 2003-08-12
CIK 901495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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
Yes [    ]    No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class - Common stock, par value $.01 per share

Outstanding at July 31, 2003 – 4,736,539

BACK YARD BURGERS, INC.

INDEX

Page No.
Part I - Financial Information
Item 1 - Unaudited Consolidated Financial Statements:
Balance Sheets as of June 28, 2003 and December 28, 2002	3
Statements of Income for the Thirteen and Twenty-Six Weeks Ended June 28, 2003 and June 29, 2002	4
Statements of Cash Flows for the Twenty-Six Weeks Ended June 28, 2003 and June 29, 2002	5
Notes to Unaudited Financial Statements	6-9
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-18
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	19
Item 4 – Controls and Procedures	19
Part II - Other Information
Item 1 - Legal Proceedings	20
Item 2 - Changes in Securities and Use of Proceeds	20
Item 3 - Defaults Upon Senior Securities	20
Item 4 - Submission of Matters to a Vote of Security Holders	20
Item 5 - Other Information	20
Item 6 - Exhibits and Reports on Form 8-K	20
Signatures	21

Back Yard Burgers, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	June 28,	December 28,
	2003	2002

ASSETS
Cash and cash equivalents	$1,953	$1,406
Receivables, less allowance for doubtful accounts of $80	696	495
Inventories	284	276
Income taxes receivable	—	296
Current deferred tax asset	116	170
Prepaid expenses and other current assets	307	53

Total current assets	3,356	2,696
Property and equipment, at depreciated cost	17,722	17,247
Goodwill	1,751	1,751
Noncurrent deferred tax asset	23	12
Notes receivable	105	110
Other assets	272	251

	$23,229	$22,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,750	$1,479
Accrued expenses	1,769	1,483
Income taxes payable	30	—
Reserve for closed stores	43	61
Current installments of long-term debt	874	825

Total current liabilities	4,466	3,848
Long-term debt, less current installments	4,904	5,100
Deferred franchise and area development fees	654	504
Other deferred income	163	272
Other deferred liabilities	53	59

Total liabilities	10,240	9,783

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,617 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 4,731,189 and 4,720,739 shares issued and outstanding	48	48
Paid-in capital	10,430	10,410
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	2,539	1,854

Total stockholders’ equity	12,989	12,284

Total liabilities and stockholders’ equity	$23,229	$22,067

See accompanying notes to unaudited financial statements

Back Yard Burgers, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Revenues:
Restaurant sales	$8,870	$8,279	$16,447	$15,590
Franchise and area development fees	75	17	165	44
Royalty fees	668	566	1,250	1,082
Advertising fees	167	135	312	265
Other	408	199	588	394

Total revenues	10,188	9,196	18,762	17,375

Expenses:
Cost of restaurant sales	2,939	2,588	5,357	4,879
Restaurant operating expenses	4,190	3,746	7,831	7,216
General and administrative	1,188	1,040	2,283	2,106
Advertising	599	525	1,076	985
Depreciation and amortization	465	345	885	670

Total expenses	9,381	8,244	17,432	15,856

Operating income	807	952	1,330	1,519
Interest income	1	4	4	8
Interest expense	(126)	(117)	(252)	(249)
Other, net	(13)	14	(28)	(65)

Income before income taxes	669	853	1,054	1,213
Income taxes	234	316	369	449

Net income	$435	$537	$685	$764

Income per share:
Basic	$0.09	$0.11	$0.14	$0.16

Diluted	$0.09	$0.11	$0.14	$0.15

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,728	4,713	4,725	4,702

Diluted	5,061	5,097	5,020	5,078

See accompanying notes to unaudited financial statements

Back Yard Burgers, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Twenty-Six Weeks Ended

	June 28,	June 29,
	2003	2002

Cash flows from operating activities:
Net income	$685	$764
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation of property and equipment	883	669
Deferred income taxes	43	190
Amortization of intangible assets	—	1
Provision for losses on receivables	—	12
Loss on sale of assets	—	17
Other deferred income	(109)	—
Changes in assets and liabilities:
Receivables	(201)	82
Inventories	(8)	8
Prepaid expenses and other current assets	(254)	(183)
Other assets	5	42
Accounts payable and accrued expenses	557	212
Reserve for closed stores	(18)	(7)
Income taxes payable/receivable	326	97
Other deferred income	—	(3)
Other deferred liabilities	(6)	8
Deferred franchise and area development fees	150	219

Net cash provided by operating activities	2,053	2,128

Cash flows from investing activities:
Additions to property and equipment	(1,358)	(2,266)
Proceeds from sale of property and equipment	—	365
Proceeds on notes receivable	5	12

Net cash used in investing activities	(1,353)	(1,889)

Cash flows from financing activities:
Issuance of stock	20	197
Principal payments on long-term debt	(2,647)	(277)
Proceeds from issuance of long-term debt	2,500	—
Loan fees paid	(26)	—

Net cash provided by financing activities	(153)	(80)

Net increase in cash and cash equivalents	547	159
Cash and cash equivalents:
Beginning of period	1,406	1,657

End of period	$1,953	$1,816

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$162

Interest paid	$257	$260

See accompanying notes to unaudited financial statements

BACK YARD BURGERS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The results of operations for the current week period are not necessarily indicative of the results to be expected for the full year.

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

     Preopening costs. The company expenses preopening costs as incurred. Preopening costs expensed for the twenty-six weeks ended June 28, 2003, and June 29, 2002, were approximately $6,000 and $35,000, respectively.

NOTE 2 - STOCK-BASED EMPLOYEE COMPENSATION

The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation. Had compensation cost for the company’s stock option plan been determined based on the fair value at the grant date for awards in the quarters ended June 28, 2003, and June 29, 2002, under the plan consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the company’s operating results for the quarters ended June 28, 2003, and June 29, 2002 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

		Thirteen Weeks Ended		Twenty-Six Weeks Ended

		June 28,	June 29,	June 28,	June 29,
		2003	2002	2003	2002

Net income, as reported		$435	$537	$685	$764
Less: stock-based compensation expense determined using fair value assumptions, net of tax effects		32	108	132	197

Pro forma net income		403	429	553	567

Earnings per share:
Basic	- as reported	0.09	0.11	0.14	0.16

	- pro forma	0.09	0.09	0.12	0.12

Diluted	- as reported	0.09	0.11	0.14	0.15

	- pro forma	0.08	0.08	0.11	0.11

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

     In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections” (“SFAS 145”). SFAS 145 rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” requiring that gains and losses from the extinguishment of debt be classified as extraordinary items only if certain criteria are met. SFAS 145 also amends SFAS No. 13, “Accounting for Leases,” and the required accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The company adopted SFAS 145 on December 29, 2002, with no material impact on the company’s consolidated financial position or results of operations.

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized initially at fair value when the liability is incurred. The company adopted SFAS 146 on December 29, 2002, with no material impact on the company’s consolidated financial position or results of operations. The provisions of SFAS 146 will be applied on a prospective basis.

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

     The Company adopted EITF 02-16 Accounting by a Reseller for Cash Consideration Received effective December 29, 2002. EITF 02-16 concluded that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. The Company previously recorded volume-based incentives as other revenues. The Company will record volume-based incentives related to company operated stores as a reduction of cost of restaurant sales for all contracts or agreements entered into after December 28, 2002. Volume-based incentives reclassified from other revenues into cost of sales for the quarters ended June 28, 2003 and June 29, 2002, were not material to the consolidated statements of operations and had no impact on net income.

NOTE 4 - NET INCOME PER SHARE

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

COMPUTATION OF INCOME PER SHARE
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Net Income	$435	$537	$685	$764

Weighted average number of common shares outstanding during the period	4,728	4,713	4,725	4,702

Basic income per share	$0.09	$0.11	$0.14	$0.16

Weighted average number of common shares outstanding during the period	4,728	4,713	4,725	4,702
Preferred shares convertible to common shares	20	20	20	20
Stock options	313	364	275	356

	5,061	5,097	5,020	5,078

Diluted income per share	$0.09	$0.11	$0.14	$0.15

NOTE 5 - DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At June 28, 2003, deferred fees include franchise and area development rights sold during the following years:

2003	$315
2002	149
Previous years	190

$654

NOTE 6 - COMMITMENTS AND CONTINGENCIES

The company is party to several pending legal proceedings and claims. Although the outcome of the proceedings and claims cannot be determined with certainty, management of the company is of the opinion that it is unlikely that these proceedings and claims will have a material adverse effect on the financial condition or results of operations of the company.

Forward-Looking Information

          Certain information included herein may contain statements that are forward-looking, such as statements related to financial items and results, plans for future expansion and other business development activities, capital spending or financing sources, capital structure and the effects of regulation and competition, as well as statements identified by words such as “may,” “will,” “expect,” “anticipate,” “believe,” “plan” and other similar terminology. Forward-looking statements made by the company are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the company. These risks and uncertainties include, but are not limited to, increased competition and competitive discounting, the availability of qualified labor and desirable locations, increased costs for beef, chicken or other food products, the ongoing financial viability of our franchisees, our ability to secure distribution of products and equipment to restaurants on favorable economic terms and the effectiveness of promotional efforts and management decisions related to restaurant growth, financing, franchising and new product development, as well as items described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. The company undertakes no obligation to publicly update or revise any forward looking statements, whether as a result of new information, future events or otherwise.

          Item 2     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          As of June 28, 2003, the Back Yard Burgers system included 128 restaurants, of which 42 were company-operated and 86 were franchised. The company’s revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company’s revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

Results of Operations

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the company’s historical operations and operating data for the periods indicated.

	Twenty-Six Weeks Ended

	June 28,	June 29,
	2003	2002

Revenues
Restaurant sales	87.6%	89.7%
Franchise and area development fees	.9	.3
Royalty fees	6.7	6.2
Advertising fees	1.7	1.5
Other operating revenue	3.1	2.3

Total revenue	100.0%	100.0%

	Twenty-Six Weeks Ended

	June 28,	June 29,
	2003	2002

Costs and Expenses
Cost of restaurant sales (1)	32.6%	31.3%
Restaurant operating expenses(1)	47.6	46.3
General and administrative	12.2	12.1
Advertising	5.7	5.7
Depreciation and amortization	4.7	3.9
Operating income	7.1	8.7
Interest income	—	—
Interest expense	(1.3)	(1.4)
Other, net	(.1)	(.4)
Income before income taxes	5.6	7.0
Income taxes (2)	(35.0)	(37.0)
Net income	3.7	4.4

	Twenty-Six Weeks Ended

	June 28,	June 29,
	2003	2002

	($000’s)
System-wide restaurant sales
Company-operated	$16,447	$15,590
Franchised	31,661	27,133

Total	$48,108	$42,723

Average annual sales per restaurant open for a full year (3)
Company-operated	$769	$794
Franchised	$775	$820
System-wide	$773	$809
Number of restaurants
Company-operated	42	39
Franchised	86	67

Total	128	106

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

(3)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

Comparison of the Company’s Results for the Thirteen Weeks Ended June 28, 2003 and June 29, 2002.

     Restaurant sales increased 7.1% to $8,870,000 during the thirteen weeks ended June 28, 2003, from $8,279,000 for the year-earlier period. This increase is primarily the result of a net increase in company-operated restaurants of three stores, as well as an increase of 0.9% in same-store sales at restaurants open for more than one year.

     Franchise and area development fees increased to $75,000 for the thirteen weeks ended June 28, 2003, from $17,000 in the year-earlier period. Seven new franchise stores opened during the thirteen weeks ended June 28, 2003 compared with three franchised restaurant openings in the year-earlier period.

     Royalty fees increased 18.0% to $668,000 during the thirteen week period ended June 28, 2003, compared with $566,000 during the second quarter of 2002. The change is due to a net increase of nineteen franchised stores since June 29, 2002 resulting in increased franchised sales on which royalty fees are based. This increase was partially offset by a 6.9% decrease in same-store sales at franchised restaurants compared with the year-earlier period.

     Advertising fees increased 23.7% to $167,000 during the thirteen week period ended June 28, 2003, from $135,000 during the second quarter of 2002. The change is due to an increase in franchised restaurant sales, upon which a portion of the fees are based.

     Other revenues increased by $209,000 to $408,000 during the thirteen week period ended June 28, 2003, from $199,000 during the second quarter of 2002. The increase in other revenues is due to higher volume rebates from vendors, sales of proprietary spices to franchisees, and other miscellaneous revenues.

     Cost of restaurant sales, consisting of food and paper costs, totaled $2,939,000 for the thirteen weeks ended June 28, 2003, and $2,588,000 during the same period in 2002, increasing as a percentage of restaurant sales to 33.1% from 31.3%. The increase in costs as a percentage of sales is primarily due to an increase in the cost of beef as well as additional costs associated with implementing new menu items and promotions offering certain sandwich items at a discounted price in efforts to increase guest traffic and sales at company-operated restaurants.

     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $4,190,000 for the thirteen weeks ended June 28, 2003, from $3,746,000 in the same prior year period, increasing as a percentage of restaurant sales to 47.2%, from 45.2% for the year-earlier period. Labor costs increased by 0.8% primarily due to the implementation of a late-night operations program, requiring an additional investment in labor at the stores. The remainder of the increase is due to higher spending for repairs and maintenance, rent, insurance and property taxes.

     General and administrative costs which increased $148,000 to $1,188,000 for the thirteen weeks ended June 28, 2003 from $1,040,000 in the year-earlier period, increased as a percentage of total revenue for the thirteen weeks ended June 28, 2003, to 11.7% from 11.3% in the year-earlier period. The increase was primarily due to a $101,000 increase in personnel costs, including increased spending on recruiting, training and benefit costs. Other areas of increased spending included professional services, travel for franchisee support and recruiting, operations training, insurance and other miscellaneous costs.

     Advertising expense which increased to $599,000 for the thirteen weeks ended June 28, 2003, from $525,000 in the same period in 2002, increased slightly as a percentage of total revenues to 5.9% from 5.7% in the year-earlier period.

     Depreciation and amortization expense increased 34.8% to $465,000 for the thirteen weeks ended June 28, 2003, from $345,000 in the same period in 2002 due primarily to the addition of approximately $4.0 million in fixed assets since June 29, 2002.

     Interest expense increased 7.7% to $126,000 for the thirteen weeks ended June 28, 2003, from $117,000 in the year-earlier period. Since June 29, 2002, debt increased by $283,000, or 5.2%, to $5,778,000 as of June 28, 2003.

Other, net expense was $13,000 for the thirteen weeks ended June 28, 2003, compared with a net income of $14,000 in the prior year. The change is primarily due to a $13,000 gain on the disposal of assets recorded in 2002 and an increase in franchise tax expense of $7,000 recorded by the company during the thirteen weeks ended June 28, 2003, over the year-earlier period. Also included in this category is other miscellaneous income and expenses, and these income and expense categories were relatively consistent during the thirteen weeks ended June 28, 2003, and the year-earlier period.

Comparison of the Company’s Results for the Twenty-Six Weeks Ended June 28, 2003 and June 29, 2002.

     Restaurant sales increased 5.5% to $16,447,000 during the twenty-six weeks ended June 28, 2003, from $15,590,000 for the year-earlier period. This increase is primarily the result of a net increase in company-operated restaurants of three stores. The increase was partially offset by a decrease of 2.3% in same-store sales at restaurants open for more than one year.

     Franchise and area development fees increased to $165,000 for the twenty-six weeks ended June 28, 2003, from $44,000 in the year-earlier period. Twelve new franchise stores opened during the thirteen weeks ended June 28, 2003 compared with five openings in the year-earlier period.

     Royalty fees increased 15.5% to $1,250,000 during the twenty-six week period ended June 28, 2003, compared with $1,082,000 during the second quarter of 2002. The change is due to a net increase of nineteen franchised stores since June 29, 2002 resulting in increased franchised sales on which royalty fees are based. This increase was partially offset by a 6.6% decrease in same-store sales at franchised restaurants compared with the year-earlier period.

     Advertising fees increased 17.7% to $312,000 during the thirteen week period ended June 28, 2003, from $265,000 during the second quarter of 2002. The change is due to an increase in franchised restaurant sales, upon which a portion of the fees are based.

     Other revenues increased by $194,000 to $588,000 during the twenty-six week period ended June 28, 2003, from $394,000 during the second quarter of 2002. The increase in other revenues is due to higher volume rebates from vendors, sales of proprietary spices to franchisees, and other miscellaneous revenues.

     Cost of restaurant sales, consisting of food and paper costs, totaled $5,357,000 for the twenty-six weeks ended June 28, 2003, and $4,879,000 during the same period in 2002, increasing as a percentage of restaurant sales to 32.6% from 31.3%. The increase in costs as a percentage of sales is primarily due to an increase in the cost of beef as well as additional costs associated with implementing new menu items and promotions offering certain sandwich items at a discounted price in efforts to increase guest traffic and sales at company-operated restaurants.

     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $7,831,000 for the twenty-six weeks ended June 28, 2003, from $7,216,000 in the same prior year period, increasing as a percentage of restaurant sales to 47.6%, from 46.3% for the year-earlier period. Labor costs increased by 0.3% primarily due to the implementation of a late-night operations program during the second quarter of 2003, requiring an additional investment in labor at the stores. The remainder of the increase resulted from increased spending for repairs and maintenance, rent, insurance and property taxes.

     General and administrative costs which increased $177,000 to $2,283,000 for the twenty-six weeks ended June 28, 2003 from $2,106,000 in the year-earlier period, increased as a percentage of total revenue for the twenty-six weeks ended June 28, 2003, to 12.1% from 11.9% in the same period in 2002. The increase was primarily due to a $144,000 increase in personnel costs, including increased spending on recruiting, training and benefit costs. Other areas of increased spending included professional services, travel for franchisee support and recruiting, operations training, insurance and other miscellaneous costs. These costs were partially offset by a decrease in pre-opening costs of $28,000 from the year-earlier period.

     Advertising expense which increased to $1,076,000 for the twenty-six weeks ended June 28, 2003, from $985,000 in the same period in 2002, remained relatively flat as a percentage of total revenues at 5.7%.

     Depreciation and amortization expense increased 32.1% to $885,000 for the thirteen weeks ended June 28, 2003, from $670,000 in the same period in 2002 due primarily to the addition of approximately $4.0 million in fixed assets since June 29, 2002.

     Interest expense increased 1.2% to $252,000 for the twenty-six weeks ended June 28, 2003, from $249,000 in the year-earlier period. Since June 29, 2002, debt increased by $283,000, or 5.2%, to $5,778,000 as of June 28, 2003; however, in February of 2003 the company refinanced approximately $2.3 million of existing debt at an interest rate that was approximately 1.6% lower than the interest rate incurred by the company during twenty-six weeks ended June 29, 2002.

     Other, net expense decreased to $28,000 for the twenty-six weeks ended June 28, 2003, from $65,000 in the year-earlier period. The company recorded a $17,000 loss on the disposal of assets and $23,000 in deferred loan costs during 2002 for which there were no comparable costs during 2003. Also included in this category is other miscellaneous income and expenses, including franchise tax expense and these income and expense categories were relatively consistent during twenty-six weeks ended June 28, 2003, and the year-earlier period.

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

     No impairment charges were recorded in during the twenty-six weeks ended June 28, 2003, or the twenty-six weeks ended June 29, 2002; however, in the past, the company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded.

     During the twenty-six weeks ended June 28, 2003, $18,000 of lease obligation payments were incurred for closed stores and charged against this reserve. As of June 28, 2003, the company’s remaining accrual for all future lease obligations discussed above was $43,000 for the remaining lease payments due, net of estimated sub-lease income.

Liquidity and Capital Resources

     Capital expenditures totaled $1,358,000 for the twenty-six weeks ended June 28, 2003 and $2,266,000 for the year-earlier period. Generally, the company constructs its restaurant buildings on leased properties for company-operated restaurants. The average monthly lease cost for the 14 company-operated restaurants on leased sites at June 28, 2003 is approximately $3,430 per month. For the 18 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $5,300.

     Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $885,000 for the twenty-six weeks ended June 28, 2003 and $670,000 for the year-earlier period.

     Cash provided by operations for the twenty-six week period ended June 28, 2003, was $2,053,000 compared with $2,128,000 in the year-earlier period. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment as well as the re-imaging of existing restaurants to reflect the company’s new logo and related color scheme.

     As of June 28, 2003, the company had total long-term debt of $5,778,000 and unused lines of credit and loan commitments of potential additional borrowings of $3,376,000. On February 11, 2003, the company entered a loan agreement with a financial institution in the amount of $5,000,000. The loan agreement comprised the following three components: (1) a $2,500,000 five-year loan with a fixed rate of 5.2%. The funds from the five-year term loan were used to refinance approximately $2.3 million of existing term loans with an average interest rate of 6.8% and maturity dates ranging from one to two years, (2) a $2.0 million draw down line for future expansion with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants and (3) a $500,000 revolver line with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants. This revolver line replaced the $750,000 line of credit that was in place as of December 28, 2002. No additional debt commitments were made by the company during the twenty-six weeks ended June 28, 2003.

     On January 2, 2001, the company’s board of directors adopted a stock repurchase plan that allows the company to repurchase up to 500,000 shares of its outstanding common stock. As of June 28, 2003, the company had repurchased 25,000 shares of common stock under the plan. No further purchases are anticipated in the near term.

     The company has budgeted capital expenditures of approximately $2.8 million in fiscal year 2003, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional company-operated restaurants, the re-imaging of existing restaurants to reflect the company’s new logo and related color scheme, store equipment upgrades, and enhancements to existing financial and operating information systems. As of June 28, 2003, the company had spent $1,358,000 of these budgeted capital expenditures. The company expects to fund these capital expenditures through cash flow from operations and borrowings under the new loan agreement entered in February of 2003.

Seasonality and Inflation

     While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Although results were negatively impacted during the second quarter of 2003 due to a 4.5% increase in the cost of beef, management does not believe that inflation has had a material effect on income during the twenty-six weeks ended June 28, 2003. Increases in food, labor or other operating costs could adversely affect the company’s operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

Conversion of Preferred Stock

     In accordance with the provisions of the company’s Certificate of Incorporation regarding preferred stock, as a result of the company’s having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of June 28, 2003, only 19,617 shares have yet to be converted.

Recently Issued Accounting Standards

     Note 3 of the Notes to Unaudited Financial Statements discusses new accounting policies adopted by the Company during 2003 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards affects the Company’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of the Management’s Discussion and Analysis and the Notes to Unaudited Financial Statements.

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

     During the thirteen weeks ended June 28, 2003, the cost of beef increased approximately 4.5% over the prior year while the cost of chicken was relatively stable. Management of the company expects these costs to continue to rise at some point in the future, and that it will be difficult to raise menu prices to fully cover these anticipated increases due to the competitive state of the quick-service restaurant industry. Additional margin improvements would have to be made through operational improvements, equipment advances and increased volumes to help offset these potential increases.

     Due to the competitive nature of the restaurant industry, site selection continues to be challenging as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

     Franchised same-store sales decreased 6.6% and company-operated same-store sales decreased 2.3% during the twenty-six weeks ended June 28, 2003. Management attributes the decline in same-store sales to several factors, including a weak overall economy, competitive discounting and inclement weather in key markets. In the short term, the company will offer promotional incentives intended to increase traffic and sales; however, management intends to continue to enhance its points of differentiation and further position the company as a premium fast-food provider.

     During the second quarter of 2003, the company began testing a late-night operations program during which operations at company-operated restaurants were extended by three business hours. Management believes the implementation of a late-night operations program had a positive impact on sales in the short-term and should continue that trend over the long-term. However, implementation of the program has had and could continue to have a negative impact on profitability in the short term, due primarily to the additional investment in labor at the stores. The implementation of such a program takes time to communicate to the general public and to generate incremental sales adequate to offset the incremental costs. The company is currently communicating its new hours of operations at its stores with point-of-purchase material and in its radio and television advertisements.

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

     Prior to December 29, 2002, the company collected funds from certain vendors relating to future purchases by the company. The company deferred this amount as other deferred income. These funds are recorded as income in a proportionate manner with respective future purchases. Under the terms of signed contracts, the company is required to purchase specific volumes in future years. If these purchase volumes are not met, funds related to the volume shortages will be refunded to the vendors.

Long-Lived Assets:

     The restaurant industry is capital intensive. The company has approximately 76% of its total assets invested in property and equipment. The company capitalizes only those costs that meet the definition of capital assets under generally accepted accounting principles. Accordingly, repairs and maintenance costs that do not extend the useful life of the asset are expensed as incurred.

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

     The company has approximately $1.8 million of goodwill on its balance sheet resulting from the acquisition of businesses. New accounting standards adopted in 2002 require that we review goodwill for impairment on an annual basis and cease all goodwill amortization. The adoption of these new rules did not result in an impairment of our recorded goodwill. The annual evaluation of goodwill impairment requires a two-step test in which the market value of the company is compared to the recorded book value. If the market value is less than the book value, goodwill impairment is recorded. Once an impairment of goodwill has been recorded, it cannot be reversed.

Deferred Income Taxes:

     The company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $472,000 valuation allowance recorded on the company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.

Item 3      Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

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

     Less than 25% of the company’s debt portfolio as of June 28, 2003, had variable rates or had maturity dates of less than two years. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $4,000 annually, depending on the timing of the rate changes and debt maturities.

     The company has considered the use of hedging instruments to minimize interest rate fluctuation risk, but based on the debt portfolio structure described above, no hedging tool has been deemed necessary for the company at this time.

Commodity Price Risk

     We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements on certain products; however, the cost the company pays for beef fluctuates weekly based on beef commodity prices. The company does not currently manage this risk with commodity future and option contracts.

Item 4.      Disclosure Controls

     We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer (the “CEO”) and our Chief Financial Officer (the “CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Act”)) as of the end of the fiscal quarter covered by this report. Based upon that evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in providing reasonable assurance that (a) the information required to be disclosed by us in the reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (b) such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     There have been no changes in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

     Item 3     Defaults Upon Senior Securities

Not Applicable

     Item 4     Submission of Matters to a Vote of Security Holders

On May 15, 2003, the Company held its Annual Meeting of Stockholders in Memphis, Tennessee, for the purpose of: (1) electing three Class III members to the Board of Directors; (2) ratifying the appointment of PricewaterhouseCoopers LLP as independent public accountants for 2003 and (3) to transact such other business as may have properly come before the meeting or an adjournment thereof.

The following table sets forth the Class III directors elected at such meeting and the number of votes cast by the Company’s stockholders for and withheld for each director:

	For	Withheld

Joseph L. Weiss	4,415,486	6,524
Jim L. Peterson	4,417,336	4,724
Lattimore M. Michael	4,415,486	6,524

The appointment of PricewaterhouseCoopers LLP as independent public accountants was ratified at the meeting as follows:

For	4,417,737
Against	3,109
Abstentions	1,214

     Item 5     Other Information

None

     Item 6     Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification by the Chief Executive Officer

31.2	Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer

32.2	Certification by the Chief Financial Officer

Reports on Form 8-K

Second quarter 2003 earnings release issued on July 25, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BACK YARD BURGERS, INC.

Date: August, 12, 2003	By:	/s/ Lattimore M. Michael

Lattimore M. Michael Chairman and Chief Executive Officer

Date: August 12, 2003	By:	/s/ Michael G. Webb

Michael G. Webb Chief Financial Officer