Form 10-Q
period 2003-09-27
BACK YARD BURGERS INC
filed 2003-11-12
CIK 901495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to

Commission file number 1-12104

BACK YARD BURGERS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	64-0737163 (I.R.S. Employer Identification No.)

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

Outstanding at October 31, 2003 – 4,739,316

BACK YARD BURGERS, INC.

INDEX

Page No.
Part I - Financial Information
Item 1 - Unaudited Consolidated Financial Statements:
Balance Sheets as of September 27, 2003 and December 28, 2002	3
Statements of Income for the Thirteen and Thirty-Nine Weeks Ended September 27, 2003 and September 28, 2002	4
Statements of Cash Flows for the Thirty-Nine Weeks Ended September 27, 2003 and September 28, 2002	5
Notes to Unaudited Financial Statements	6-9
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-19
Item 3 - Quantitative and Qualitative Disclosures About Market Risk	20
Item 4 - Controls and Procedures	20
Part II - Other Information
Item 1 - Legal Proceedings	21
Item 2 - Changes in Securities and Use of Proceeds	21
Item 3 - Defaults Upon Senior Securities	21
Item 4 - Submission of Matters to a Vote of Security Holders	21
Item 5 - Other Information	21
Item 6 - Exhibits and Reports on Form 8-K	21
Signatures	22

Back Yard Burgers, Inc.
Consolidated Balance Sheets (Unaudited)
(in thousands, except for share and per share amounts)

	September 27,	December 28,
	2003	2002

ASSETS
Cash and cash equivalents	$991	$1,406
Receivables, less allowance for doubtful accounts of $80	799	495
Inventories	261	276
Income taxes receivable	—	296
Current deferred tax asset	119	170
Prepaid expenses and other current assets	312	53

Total current assets	2,482	2,696
Property and equipment, at depreciated cost	18,626	17,247
Goodwill	1,751	1,751
Noncurrent deferred tax asset	32	12
Notes receivable	101	110
Other assets	379	251

	$23,371	$22,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,497	$1,479
Accrued expenses	1,764	1,483
Income taxes payable	139	—
Reserve for closed stores	35	61
Current installments of long-term debt	910	825

Total current liabilities	4,345	3,848
Long-term debt, less current installments	4,657	5,100
Deferred franchise and area development fees	981	504
Other deferred income	127	272
Other deferred liabilities	51	59

Total liabilities	10,161	9,783

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,617 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 4,738,316 and 4,720,739 shares issued and outstanding	48	48
Paid-in capital	10,449	10,410
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	2,741	1,854

Total stockholders’ equity	13,210	12,284

Total liabilities and stockholders’ equity	$23,371	$22,067

See accompanying notes to unaudited financial statements

Back Yard Burgers, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Revenues:
Restaurant sales	$8,739	$7,823	$25,186	$23,413
Franchise and area development fees	20	81	185	125
Royalty fees	664	541	1,914	1,623
Advertising fees	162	142	474	407
Other	230	189	818	583

Total revenues	9,815	8,776	28,577	26,151

Expenses:
Cost of restaurant sales	2,912	2,390	8,269	7,269
Restaurant operating expenses	4,300	3,730	12,131	10,946
General and administrative	1,096	1,047	3,379	3,153
Advertising	604	499	1,680	1,484
Depreciation and amortization	448	363	1,333	1,033

Total expenses	9,360	8,029	26,792	23,885

Operating income	455	747	1,785	2,266
Interest income	1	4	5	12
Interest expense	(124)	(133)	(376)	(382)
Other, net	(21)	(15)	(49)	(80)

Income before income taxes	311	603	1,365	1,816
Income taxes	109	217	478	666

Net income	$202	$386	$887	$1,150

Income per share:
Basic	$0.04	$0.08	$0.19	$0.24

Diluted	$0.04	$0.08	$0.18	$0.23

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,736	4,717	4,729	4,707

Diluted	5,056	5,088	5,032	5,081

See accompanying notes to unaudited financial statements

Back Yard Burgers, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended

	September 27,	September 28,
	2003	2002

Cash flows from operating activities:
Net income	$887	$1,150
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,333	1,031
Deferred income taxes	31	225
Amortization of intangible assets	—	2
Loss on sale of assets	—	17
Changes in assets and liabilities:
Receivables	(304)	132
Inventories	15	(33)
Prepaid expenses and other current assets	(259)	(144)
Other assets	6	31
Accounts payable and accrued expenses	299	(5)
Reserve for closed stores	(26)	(16)
Income taxes payable/receivable	435	42
Other deferred income	(145)	(34)
Other deferred liabilities	(8)	5
Deferred franchise and area development fees	477	204

Net cash provided by operating activities	2,741	2,607

Cash flows from investing activities:
Additions to property and equipment	(2,712)	(3,334)
Proceeds from sale of property and equipment	—	365
Investment in joint ventures	(108)	—
Proceeds on notes receivable	9	18

Net cash used in investing activities	(2,811)	(2,951)

Cash flows from financing activities:
Issuance of stock	39	208
Principal payments on short-term debt	(300)	—
Proceeds from issuance of short-term debt	300	—
Principal payments on long-term debt	(2,858)	(427)
Proceeds from issuance of long-term debt	2,500	740
Loan fees paid	(26)	—

Net cash (used) provided by financing activities	(345)	521

Net (decrease) increase in cash and cash equivalents	(415)	177
Cash and cash equivalents:
Beginning of period	1,406	1,657

End of period	$991	$1,834

Supplemental disclosure of cash flow information:
Income taxes paid	$12	$399

Interest paid	$381	$393

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

     The results of operations for the current thirteen and thirty-nine week periods are not necessarily indicative of the results to be expected for the full year.

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

     Preopening costs. The company expenses preopening costs as incurred. Preopening costs expensed for the thirty-nine weeks ended September 27, 2003, and September 28, 2002, were approximately $63,000 and $50,000, respectively.

NOTE 2 - STOCK-BASED EMPLOYEE COMPENSATION

     The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation. Had compensation cost for the company’s stock option plan been determined based on the fair value at the grant date for awards in the quarters ended September 27, 2003, and September 28, 2002, under the plan consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the company’s operating results for the quarters ended September 27, 2003, and September 28, 2002 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income, as reported	$202	$386	$887	$1,150
Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	32	24	164	221

Pro forma net income	170	362	723	929

Earnings per share:
Basic - as reported	0.04	0.08	0.19	0.24

- pro forma	0.04	0.08	0.15	0.20

Diluted - as reported	0.04	0.08	0.18	0.23

- pro forma	0.03	0.07	0.14	0.18

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model.

NOTE 3 - RECENTLY ISSUED ACCOUNTING STANDARDS

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

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period ending after December 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. Management has not completed their analysis of the adoption of FIN 46 and its impact on the company’s financial statements as of the date of this filing.

     The Company adopted EITF 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor effective December 29, 2002. EITF 02-16 concluded that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. The Company previously recorded volume-based incentives as other revenues. The Company will record volume-based incentives related to company operated stores as a reduction of cost of restaurant sales for all contracts or agreements entered into after December 28, 2002. Volume-based incentives reclassified from other revenues into cost of sales for the quarters ended September 27, 2003 and September 28, 2002, were not material to the consolidated statements of operations and had no impact on net income.

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

COMPUTATION OF INCOME PER SHARE
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net Income	$202	$386	$887	$1,150

Weighted average number of common shares outstanding during the period	4,736	4,717	4,729	4,707

Basic income per share	$0.04	$0.08	$0.19	$0.24

Weighted average number of common shares outstanding during the period	4,736	4,717	4,729	4,707
Preferred shares convertible to common shares	20	20	20	20
Stock options	300	351	283	354

	5,056	5,088	5,032	5,081

Diluted income per share	$0.04	$0.08	$0.18	$0.23

The calculation of diluted income per share for the thirteen weeks ended September 27, 2003, and September 28, 2002 excluded 31,056 and 20,000 stock options, respectively, as their effect would be anti-dilutive. The calculation of diluted income per share for the thirty-nine weeks ended September 27, 2003 and September 28, 2002 excluded 51,730 and 13,055 stock options, respectively, as their effect would be anti-dilutive.

NOTE 5 - DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At September 27, 2003, deferred fees include franchise and area development rights sold during the following years:

2003	$666
2002	149
Previous years	166

$981

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

          Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

          As of September 27, 2003, the Back Yard Burgers system included 129 restaurants, of which 42 were company-operated and 87 were franchised. The company’s revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company’s revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

Results of Operations

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the company’s historical operations and operating data for the periods indicated.

	Thirty-Nine Weeks Ended

	September 27,	September 28,
	2003	2002

Revenues
Restaurant sales	88.1%	89.5%
Franchise and area development fees	.6	.5
Royalty fees	6.7	6.2
Advertising fees	1.7	1.6
Other operating revenue	2.9	2.2

Total revenue	100.0%	100.0%

	Thirty-Nine Weeks Ended

	September 27,	September 28,
	2003	2002

Costs and Expenses
Cost of restaurant sales (1)	32.8%	31.0%
Restaurant operating expenses (1)	48.2	46.8
General and administrative	11.8	12.1
Advertising	5.9	5.7
Depreciation and amortization	4.7	4.0
Operating income	6.2	8.7
Interest income	—	—
Interest expense	(1.3)	(1.5)
Other, net	(.2)	(.3)
Income before income taxes	4.8	6.9
Income taxes (2)	(35.0)	(36.7)
Net income	3.1	4.4

	Thirty-Nine Weeks Ended

	September 27,	September 28,
	2003	2002

	($000’s)
System-wide restaurant sales
Company-operated	$25,186	$23,413
Franchised	48,217	40,648

Total	$73,403	$64,061

Average annual sales per restaurant open for a full year (3)
Company-operated	$800	$792
Franchised	$766	$830
System-wide	$779	$814
Number of restaurants
Company-operated	42	40
Franchised	87	72

Total	129	112

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

(3)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

Comparison of the Company’s Results for the Thirteen Weeks Ended September 27, 2003 and September 28, 2002.

     Restaurant sales increased 11.7% to $8,739,000 during the thirteen weeks ended September 27, 2003, from $7,823,000 for the year-earlier period. This increase is primarily the result of a net increase in company-operated restaurants of two stores, as well as an increase of 5.0% in same-store sales at restaurants open for more than one year.

     Franchise and area development fees decreased to $20,000 for the thirteen weeks ended September 27, 2003, from $81,000 in the year-earlier period. Two new franchise stores opened during the thirteen weeks ended September 27, 2003 compared with five franchised restaurant openings in the year-earlier period.

     Royalty fees increased 22.7% to $664,000 during the thirteen week period ended September 27, 2003, compared with $541,000 during the third quarter of 2002. The change is due to a net increase of fifteen franchised stores since September 28, 2002 resulting in increased franchised sales on which royalty fees are based. This increase was partially offset by a 3.8% decrease in same-store sales at franchised restaurants compared with the year-earlier period.

     Advertising fees increased 14.1% to $162,000 during the thirteen week period ended September 27, 2003, from $142,000 during the third quarter of 2002. The change is due to an increase in franchised restaurant sales, upon which a portion of the fees are based.

     Other revenues increased by $41,000 to $230,000 during the thirteen week period ended September 27, 2003, from $189,000 during the third quarter of 2002. The increase in other revenues is due to higher volume rebates from vendors, sales of proprietary spices to franchisees, and other miscellaneous revenues.

     Cost of restaurant sales, consisting of food and paper costs, totaled $2,912,000 for the thirteen weeks ended September 27, 2003, and $2,390,000 during the same period in 2002, increasing as a percentage of restaurant sales to 33.3% from 30.6%. The increase in costs as a percentage of sales is primarily due to an 18% increase in the cost of beef over the prior year, as well as additional costs associated with implementing new menu items and promotions offering certain sandwich items at a discounted price in efforts to increase guest traffic and sales at company-operated restaurants.

     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $4,300,000 for the thirteen weeks ended September 27, 2003, from $3,730,000 in the same prior year period, increasing as a percentage of restaurant sales to 49.2%, from 47.7% for the year-earlier period. Labor costs increased by 0.8% primarily due to the implementation of a late-night operations program, requiring an additional investment in labor at the stores. Labor benefit costs have also risen due to increases in health insurance costs. The remainder of the increase is due to higher spending for repairs and maintenance, utilities, insurance and property taxes.

     General and administrative costs which increased $49,000 to $1,096,000 for the thirteen weeks ended September 27, 2003 from $1,047,000 in the year-earlier period, decreased as a percentage of total revenue for the thirteen weeks ended September 27, 2003, to 11.2% from 11.9% in the year-earlier period. The increase was primarily due to a $42,000 increase in pre-opening costs from the year-earlier period. Other areas of increased spending included personnel costs, travel and franchise recruiting. These increases were offset by a reduction in spending for new product testing and development.

     Advertising expense which increased to $604,000 for the thirteen weeks ended September 27, 2003, from $499,000 in the same period in 2002, increased as a percentage of total revenues to 6.2% from 5.7% in the year-earlier period.

     Depreciation and amortization expense increased 23.4% to $448,000 for the thirteen weeks ended September 27, 2003, from $363,000 in the same period in 2002 due primarily to the addition of approximately $4.2 million in fixed assets since September 28, 2002.

     Interest expense decreased 6.8% to $124,000 for the thirteen weeks ended September 27, 2003, from $133,000 in the year-earlier period. Since September 28, 2002, debt decreased by $518,000, or 8.5%, to $5,567,000 as of September 27, 2003.

     Other, net expense was $21,000 for the thirteen weeks ended September 27, 2003, compared with a net expense of $15,000 in the prior year. The change is primarily due to a $5,000 increase in franchise and excise taxes over the year-earlier period. Also included in this category is other miscellaneous income and expenses, and these income and expense categories were relatively consistent during the thirteen weeks ended September 27, 2003, and the year-earlier period.

Comparison of the Company’s Results for the Thirty-Nine Weeks Ended September 27, 2003 and September 28, 2002.

     Restaurant sales increased 7.6% to $25,186,000 during the thirty-nine weeks ended September 27, 2003, from $23,413,000 for the year-earlier period. This increase is primarily the result of a net increase in company-operated restaurants of two stores.

     Franchise and area development fees increased to $185,000 for the thirty-nine weeks ended September 27, 2003, from $125,000 in the year-earlier period. Fourteen new franchise stores opened during the thirty-nine weeks ended September 27, 2003 compared with ten openings in the year-earlier period.

     Royalty fees increased 17.9% to $1,914,000 during the thirty-nine week period ended September 27, 2003 from $1,623,000 during the year-earlier period. The change is due to a net increase of fifteen franchised stores since September 28, 2002 resulting in increased franchised sales on which royalty fees are based. This increase was partially offset by a 5.6% decrease in same-store sales at franchised restaurants compared with the year-earlier period.

     Advertising fees increased 16.5% to $474,000 during the thirty-nine week period ended September 27, 2003, from $407,000 during the year-earlier period. The change is due to an increase in franchised restaurant sales, upon which a portion of the fees are based.

     Other revenues increased by $235,000 to $818,000 during the thirty-nine week period ended September 27, 2003, from $583,000 in the same period of 2002. The increase in other revenues is due to higher volume rebates from vendors, sales of proprietary spices to franchisees, and other miscellaneous revenues.

     Cost of restaurant sales, consisting of food and paper costs, totaled $8,269,000 for the thirty-nine weeks ended September 27, 2003, and $7,269,000 during the same period in 2002, increasing as a percentage of restaurant sales to 32.8% from 31.0%. The increase in costs as a percentage of sales is primarily due to a 6% increase in the cost of beef over the prior year, as well as additional costs associated with implementing new menu items and promotions offering certain sandwich items at a discounted price in efforts to increase guest traffic and sales at company-operated restaurants.

     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $12,131,000 for the thirty-nine weeks ended September 27, 2003, from $10,946,000 in the same prior year period, increasing as a percentage of restaurant sales to 48.2%, from 46.8% for the year-earlier period. Labor costs increased by 0.4% primarily due to the implementation of a late-night operations program during the second quarter of 2003, requiring an additional investment in labor at the stores. Labor benefit costs have also risen due to increases in health insurance costs. The remainder of the increase resulted from increased spending for repairs and maintenance, utilities, insurance and property taxes.

     General and administrative costs which increased $226,000 to $3,379,000 for the thirty-nine weeks ended September 27, 2003 from $3,153,000 in the year-earlier period, decreased as a percentage of total revenue for the thirty-nine weeks ended September 27, 2003, to 11.8% from 12.1% in the same period in 2002. The increase was primarily due to a $182,000 increase in personnel costs, including increased spending on recruiting, training and benefit costs. Other areas of increased spending included pre-opening costs, professional services, travel for franchisee support and recruiting, operations training, insurance and other miscellaneous costs.

     Advertising expense which increased to $1,680,000 for the thirty-nine weeks ended September 27, 2003, from $1,484,000 in the same period in 2002, increased as a percentage of total revenues to 5.9% from 5.7% in the year-earlier period.

     Depreciation and amortization expense increased 29.0% to $1,333,000 for the thirty-nine weeks ended September 27, 2003, from $1,033,000 in the same period in 2002 due primarily to the addition of approximately $4.2 million in fixed assets since September 28, 2002.

     Interest expense decreased 1.6% to $376,000 for the thirty-nine weeks ended September 27, 2003, from $382,000 in the year-earlier period. Since September 28, 2002, debt decreased by $518,000, or 8.5%, to $5,567,000 as of September 27, 2003.

     Other, net expense decreased to $49,000 for the thirty-nine weeks ended September 27, 2003, from $80,000 in the year-earlier period. The company recorded a $17,000 loss on the disposal of assets and $23,000 in deferred loan costs during 2002 for which there were no comparable costs during 2003. Franchise tax expense increased by $12,000 for the thirty-nine weeks ended September 27, 2003 over the year-earlier period. Also included in this category is other miscellaneous income and expenses and these income and expense categories were relatively consistent during thirty-nine weeks ended September 27, 2003, and the year-earlier period.

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

     No impairment charges were recorded during the thirty-nine weeks ended September 27, 2003, or the thirty-nine weeks ended September 28, 2002; however, in the past, the company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded.

     During the thirty-nine weeks ended September 27, 2003, $26,000 of lease obligation payments were incurred for closed stores and charged against this reserve. As of September 27, 2003, the company’s remaining accrual for all future lease obligations discussed above was $35,000 for the remaining lease payments due, net of estimated sub-lease income.

Liquidity and Capital Resources

     Capital expenditures totaled $2,712,000 for the thirty-nine weeks ended September 27, 2003 and $3,334,000 for the year-earlier period. Generally, the company constructs its restaurant buildings on leased properties for company-operated restaurants. The average monthly lease cost for the 14 company-operated restaurants on leased sites at September 27, 2003 is approximately $3,380 per month. For the 18 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $5,300.

     Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $1,333,000 for the thirty-nine weeks ended September 27, 2003 and $1,033,000 for the year-earlier period.

     Cash provided by operations for the thirty-nine week period ended September 27, 2003, was $2,741,000 compared with $2,607,000 in the year-earlier period. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment as well as the re-imaging of existing restaurants to reflect the company’s new logo and related color scheme.

     As of September 27, 2003, the company had total long-term debt of $5,567,000 and unused lines of credit and loan commitments of potential additional borrowings of $3,376,000. On February 11, 2003, the company entered a loan agreement with a financial institution in the amount of $5,000,000. The loan agreement comprised the following three components: (1) a $2,500,000 five-year loan with a fixed rate of 5.2%. The funds from the five-year term loan were used to refinance approximately $2.3 million of existing term loans with an average interest rate of 6.8% and maturity dates ranging from one to two years, (2) a $2.0 million draw down line for future expansion with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants and (3) a $500,000 revolver line with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants. This revolver line replaced the $750,000 line of credit that was in place as of December 28, 2002. No additional long-term debt commitments were made by the company during the thirty-nine weeks ended September 27, 2003.

     On January 2, 2001, the company’s board of directors adopted a stock repurchase plan that allows the company to repurchase up to 500,000 shares of its outstanding common stock. As of September 27, 2003, the company had repurchased 25,000 shares of common stock under the plan. No further purchases are anticipated in the near term.

     The company has budgeted capital expenditures of approximately $3.5 million in fiscal year 2003, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional company-operated restaurants, the re-imaging of existing restaurants to reflect the company’s new logo and related color scheme, store equipment upgrades, and enhancements to existing financial and operating information systems. As of September 27, 2003, the company had spent $2,712,000 of these budgeted capital expenditures. The company expects to fund these capital expenditures through cash flow from operations and borrowings under the new loan agreement entered in February of 2003.

Seasonality and Inflation

     While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Although results were negatively impacted during the third quarter of 2003 due to an 18% increase in the cost of beef, management does not believe that inflation has had a material effect on income during the thirty-nine weeks ended September 27, 2003. Increases in food, labor or other operating costs could adversely affect the company’s operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

Conversion of Preferred Stock

     In accordance with the provisions of the company’s Certificate of Incorporation regarding preferred stock, as a result of the company’s having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of September 27, 2003, only 19,617 shares have yet to be converted.

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

     During the thirteen weeks ended September 27, 2003, the cost of beef increased approximately 18.0% over the prior year while the cost of chicken was relatively stable. In light of what appears to be a sustained period of increased beef costs, the company implemented menu price increases of approximately 2% effective October 12, 2003 in order to partially offset these increased costs. It will be difficult to raise menu prices to fully cover these or any future cost increases. Additional margin improvements will have to be made through operational improvements, equipment advances and increased volumes to help offset these increases, due to the competitive state of the quick-service restaurant industry.

     Due to the competitive nature of the restaurant industry, site selection continues to be challenging as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

     Franchised same-store sales decreased 5.6% and company-operated same-store sales increased 0.1% during the thirty-nine weeks ended September 27, 2003. Management attributes the decline in same-store sales for franchised locations to several factors, including a weak overall economy, competitive discounting and inclement weather in key markets. The impact of these factors on company-operated same-store sales were offset by certain initiatives undertaken by management during 2003, including the re-imaging of existing company-operated restaurants to reflect the company’s new logo and related color scheme, promotional incentives intended to increase traffic and sales and the testing of a late-night operations program at company-operated restaurants.

     During the second quarter of 2003, the company began testing a late-night operations program during which operations at company-operated restaurants were extended by three business hours. Management believes the implementation of a late-night operations program had a positive impact on sales in the second and third quarters of 2003 and should continue to do so in future periods. However, due primarily to the additional investment in labor at the stores, the implementation of the program had a negative impact on profitability in the second and third quarters of 2003, and management expects this trend will continue over the short term. The implementation of such a program takes time to communicate to the general public and to generate incremental sales adequate to offset the incremental costs. The company is currently communicating its new hours of operations at its stores with point-of-purchase material and in radio and television advertisements.

     Management intends to continue with its marketing strategy of enhancing the company’s points of differentiation and further positioning the company as a premium fast-food provider.

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

Long-Lived Assets:

     The restaurant industry is capital intensive. The company has approximately 80% of its total assets invested in property and equipment. The company capitalizes only those costs that meet the definition of capital assets under generally accepted accounting principles. Accordingly, repairs and maintenance costs that do not extend the useful life of the asset are expensed as incurred.

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

Deferred Income Taxes:

     The company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $455,000 valuation allowance recorded on the company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.

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

     Less than 25% of the company’s debt portfolio as of September 27, 2003, had variable rates or had maturity dates of less than two years. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $4,000 annually, depending on the timing of the rate changes and debt maturities.

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

Reports on Form 8-K

Third quarter 2003 earnings release issued on October 21, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BACK YARD BURGERS, INC.

Date: November 11, 2003	By:	/s/ Lattimore M. Michael

Lattimore M. Michael
Chairman and Chief Executive Officer

Date: November 11, 2003	By:	/s/ Michael G. Webb

Michael G. Webb
Chief Financial Officer