Form 10-K
period 2004-01-03
BACK YARD BURGERS INC
filed 2004-04-02
CIK 901495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
[X]	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JANUARY 3, 2004
or

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-12104

BACK YARD BURGERS, INC.

(Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	64-0737163 (IRS employer identification no.)

1657 N. Shelby Oaks Drive, Suite 105
Memphis, Tennessee (Address of principal executive offices)	38134-7401 (Zip code)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [✓] No [  ].

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or in information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [✓]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

     The aggregate market value of common stock held by non-affiliates on March 16, 2004 was approximately $24,970,000.

     The number of shares outstanding of the registrant’s common stock as of March 16, 2004 was 4,766,881.

     Certain portions of Part II are incorporated by reference from the registrant’s annual report to stockholders for the year ended January 3, 2004 and certain portions of Part III are incorporated by reference from the registrant’s proxy statement relating to the annual meeting of stockholders to be held on May 20, 2004.

FORWARD-LOOKING STATEMENTS: This Form 10-K, the documents that we incorporate by reference, and other written reports and oral statements made from time to time by us and our representatives contain “forward-looking statements” within the meaning of the federal securities laws. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding our financial position, results of operations, growth strategy and plans for future expansion, product development, economic conditions, and other similar forecasts and statements of expectation. We generally indicate these statements by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases. Forward-looking statements are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the company. The factors that could cause our actual results to differ materially, many of which are beyond our control, include, but are not limited to, the following: delays in opening new stores or outlets because of weather, local permitting, and the availability and cost of land and construction; increases in competition and competitive discounting; increases in minimum wage and other operating costs; shortages in raw food products; volatility of commodity prices; consumer preferences, spending patterns and demographic trends; the possibility of unforeseen events affecting the industry generally, and other risks described from time to time in our periodic reports filed with the Securities and Exchange Commission. Back Yard Burgers, Inc. disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

PART I

ITEM 1. BUSINESS

General

     Back Yard Burgers operates and franchises quick-service restaurants in 17 states, primarily in markets throughout the Southeast region of the United States. Our restaurants specialize in charbroiled, freshly prepared, great tasting food. As our name implies, we strive to offer the same high-quality ingredients and special care typified by outdoor grilling in your own back yard. Our menu features made-to-order gourmet 100% Black Angus hamburgers and chicken sandwiches - charbroiled over an open flame, fresh salads, chili and other special entrees as well as hand-dipped milkshakes, fresh-made lemonade and fresh-baked cobblers. As of January 3, 2004, our operations included 42 company-operated restaurants and 90 franchised restaurants.

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

Growth Strategy

     During 2004, we will continue to focus on opening new company-operated and franchised restaurants and increasing same-store sales. Our growth strategy is to continue to:

•	set our restaurants apart from fast-food competition by serving premium fast food, enhancing our dine-in facilities and re-imaging existing facilities with the company’s new logo and color schemes so that the design and feel of our restaurants will match the standards set by the quality of the food;

•	improve the work flow of existing units to improve productivity and throughput;

•	develop additional company-operated restaurants in existing markets and fund such development with cash flow from operations and additional debt or equity financing where warranted. We expect to open approximately three company-operated restaurants in 2004;

•	develop additional franchised restaurants with a committed and experienced group of franchisees. We expect that approximately 30 franchised restaurants will open in 2004; and

•	develop additional franchised restaurants by seeking to expand our relationship with YUM! Brands, Inc.

Restaurant Operations

     Restaurant Locations. The following tables set forth the number of restaurants located in each market of the company’s system at January 3, 2004.

Company-operated:		Franchised:
	Number of		Number of
Core Markets	Restaurants	Core Markets	Restaurants
Memphis, TN Area	29	Kansas City, MO Area	9
Little Rock, AR Area	7	Birmingham, AL Area	5
Nashville, TN Area	5	Jackson, MS Area	4
Kansas City, MO Area	1	Knoxville, TN Area	4
		Ft. Wayne, IN Area	3
	42	Hickory, NC	3
		Louisville, KY Area	3
		Orlando, FL Area	3
		St. Louis, MO Area	3
		Tulsa, OK Area	3
		Atlanta, GA Area	2
		Asheville, NC Area	2
		Charleston, SC Area	2
		Evansville, IN Area	2
		Fayetteville, NC Area	2
		Greenville, SC Area	2
		Hot Springs, AR Area	2
		Lexington, KY Area	2
		Little Rock, AR Area	2
		Memphis, TN Area	2
		Paducah, KY Area	2
		Other Markets(1)
		Kentucky	5
		Mississippi	5
		Georgia	3
		Missouri	2
		Louisiana	2
		North Carolina	2
		Texas	2
		Alabama	1
		Arkansas	1
		Illinois	1
		Indiana	1
		Kansas	1
		Pennsylvania	1
		Tennessee	1

		Total	90

     (1) The “Other Markets” portion of the table reflects the total number of restaurants located in such markets by state. Other markets for the restaurants range from small towns to large cities where franchisees have only one restaurant.

     The following table sets forth information as to the sales of both company-operated and franchised restaurants in operation for the periods indicated (in thousands). Because the company’s fiscal year ends on the Saturday closest to December 31, the fiscal year ended January 3, 2004 contains 53 weeks, while the fiscal year ended December 28, 2002 contains 52 weeks.

	Year Ended	Year Ended
Restaurant Sales	January 3, 2004	December 28, 2002
Company-operated	$34,279	$30,951
Franchised	66,245	54,000

System-wide	$100,524	$84,951

     Restaurant Openings and Closings. The following table presents an activity summary of the company-operated and franchised restaurants during the periods presented.

	Year Ended
	January 3,	December 28,	December 29,	December 30,
	2004	2002	2001	2000
Restaurants
Company-operated
Open at beginning of period	42	37	35	35
Opened during period	1	5	2	0
Converted to Company	0	1	0	3
Converted to Franchise	0	0	0	(1)
Closed during period	(1)	(1)	0	(2)

Open at end of period	42	42	37	35

Franchised (a)
Open at beginning of period	77	67	58	51
Opened during period	19	15	13	10
Converted to Company	0	(1)	0	(3)
Converted to Franchise	0	0	0	1
Closed during period	(6)	(4)	(4)	(1)

Open at end of period	90	77	67	58

Total Restaurants	132	119	104	93

(a)	As of March 16, 2004, four franchised restaurants opened since January 3, 2004, one each in Alabama, Florida, Indiana and Oklahoma and two franchised restaurants closed, one each in Mississippi and Texas.

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

     In some circumstances, restaurants may be constructed via the conversion of buildings used previously by other concepts, including other restaurants. The restaurants range in size from 820 square feet to 4,000 square feet. The restaurants also include company-approved interior and exterior decor, equipment, fixtures, furnishings, signs, parking and site improvements. The restaurants have a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages.

     Prior to 1994, the company operated and franchised predominately double drive-thru restaurants without indoor dining. Since that time, the company has added a number of indoor dining facilities to its operations, including the retrofitting of many existing double drive-thru restaurants to include indoor dining. At January 3, 2004, the number of restaurants with indoor dining was 33 company-operated facilities and 80 franchised facilities.

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

     Advertising and Promotion. Marketing promotions are planned by the company’s national marketing committee made up of company employees and selected franchisee representatives from the Back Yard Burgers, Inc. franchisee association’s board of directors. The four franchisees are elected to two-year terms by the franchise association. These franchisees also serve as officers of the franchise association for the two-year term as well. Production of some marketing materials is paid for through a national advertising fund, which collects 1% of taxable sales from each franchisee and company-operated restaurant. Of that 1%, 50% goes toward the creation of marketing tools such as advertising copy for use on local radio and television, ad slicks, four-color art, design and other collateral pieces and marketing expenses and 50% goes toward testing new products and systems, market research, improvements in operating methods and techniques or for other such purposes that the company deems to be in the interest of improving operations and earnings of restaurants.

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

     Franchisee Support Services. The company maintains a staff of four well-trained and experienced restaurant operations personnel whose only responsibilities are to help train and assist franchisees in opening new restaurants and to monitor the operations of existing restaurants. These services are provided as part of the company’s franchise program. Upon the opening of a new franchised restaurant, the company sends an opening team to the restaurant to assist the franchisee during the first several days that the restaurant is open. This management team works in the restaurant to monitor compliance with the company’s standards as to quality of product and service.

     The company employs four franchise field consultants, each of whom supervises franchised restaurants in defined geographic areas. Presently, the company has one franchise field consultant for each 23 restaurants. That ratio will increase as existing franchisees develop new stores within existing territories. Each franchise field consultant has been fully trained by the company to assist franchisees in implementing the operating procedures and policies of the company once a restaurant is open. As part of these services, the franchise service representative rates the restaurant’s hospitality, food quality, speed of service and cleanliness and maintenance of facilities. The franchisees receive a written report of the findings and, if any deficiencies are noted, recommended procedures to be followed to correct such deficiencies. In addition, the consultant assists in developing business and marketing plans, as well as assisting in the training and development of the franchisee’s staff.

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

     Each area development agreement establishes the number of restaurants the franchisee is to construct and open in the territory during the term of the area development agreement after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee’s development schedule for the restaurants is set forth in the area development agreement. As of January 3, 2004, the company had entered into franchise agreements and area development agreements with certain franchisees that require them to open or have under construction a minimum of 208 restaurants by the end of August 31, 2013. Of the 90 franchised restaurants open as of January 3, 2004, 71 were being operated under area development agreements by multiple unit franchisees and 19 were being operated under single franchise agreements by single unit franchisees. The company may revoke an area development agreement of any franchisee who is unsuccessful in meeting its projected development schedule. During the past three years, the company has exercised its right to terminate eleven area development agreements, which related to the development of up to 28 stores, for lack of performance by multiple unit franchisees with respect to their projected development schedules. Eight of these agreements were terminated during 2003, which related to the development of up to 19 stores. Additionally, during the past three years, two franchise agreements were terminated because of a lack of performance by single unit franchisees with respect to certain franchise agreement requirements, both of which were during 2001. The company believes that its overall experience with franchisees who commit to develop restaurants under franchise agreements and area development agreements has been favorable, although there can be no assurance that future performance by franchisees under these agreements will be successful.

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

     Development Agreement with YUM Brands, Inc. Under the terms of a Development Agreement entered into in January 2002 with YUM! Brands, Inc., the company granted YUM the right to use Back Yard Burgers’ trademarks in connection with the establishment and operation of up to ten Back Yard Burgers outlets as part of multi-brand units with Taco Bell, Pizza Hut and/or KFC operations. The Development Agreement also granted YUM! an option to co-brand up to 500 additional Back Yard Burgers restaurants within certain geographic areas if certain conditions were satisfied. YUM did not exercise its option, but has entered into a non-binding term sheet which contemplates that the Development Agreement would be amended to provide YUM with the right to license and sublicense the Back Yard Burgers concept and trademarks in connection with the establishment and operation of up to 500 stand alone and multi-brand outlets. While no binding agreement has been reached with YUM to amend the terms of the Development Agreement to provide for the operation of more than ten co-branded stores, the company is currently holding discussions with YUM! with respect to the terms and conditions under which such a license and sublicense would be granted. Such terms and conditions may be different from the provisions described above.

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

Trademarks and Service Marks

     The company believes its trademarks and service marks have significant value and are important to its marketing efforts. The company has registered the name “Back Yard Burgers” and the kettle and flame design as service marks with the United States Patent and Trademark Office. The company’s policy is to pursue registration of its marks whenever possible and to oppose vigorously any infringement of its marks.

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

Employees

     As of March 16, 2004, the company employed approximately 1,000 persons in its restaurant operations, 31 of whom are corporate personnel, 115 of whom are restaurant management and supervisory personnel and the remainder of whom are hourly restaurant personnel. Of the 31 corporate employees, 13 are in management positions and 18 are administrative or office employees.

Available Information

     The Company maintains an internet website at www.backyardburgers.com. The Company makes available free of charge under the section “Investor Relations” of its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission.

ITEM 2. PROPERTIES

     Of the 42 company-operated restaurants as of January 3, 2004, the company has entered into ground leases, as lessee, for 33 restaurants. The company owns the real property for 9 restaurants. The company’s leases are generally written for a term of five to 15 years with one or more five-year renewal options. The company’s average monthly lease cost for the 14 company-operated restaurants located on leased sites is approximately $3,300 per month. For the 19 restaurants where the company leases the building as well as the site, the average monthly cost is approximately $5,300 per month. Most leases are operating leases. Leasehold improvements made by the company generally become the property of the landlord upon expiration or earlier termination of the lease; however, in most instances, if the company is not in default under the lease, modular buildings remain the property of the company and can be removed from the site upon expiration of the ground lease. With respect to the buildings and equipment relating to the 42 company-operated restaurants, management believes that its commercial insurance coverage is adequate. Also see “Business-Restaurant Operations.”

     The company’s executive offices are located in approximately 7,500 square feet of leased space at 1657 N. Shelby Oaks Drive, Suite 105, Memphis, Tennessee 38134. The company’s lease expires February 28, 2007 and provides for a minimum annual rent of $80,040. Also, BYB Properties, Inc., a wholly-owned subsidiary of the company, leases nominal office space at 103 Faulk Road, Suite 200, Wilmington, Delaware 19803. This lease expires on December 31, 2004, and provides for annual rent of $4,870.

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

Quarter Ended	High	Low
March 30, 2002	$8.61	$3.89
June 29, 2002	$11.25	$6.40
September 28, 2002	$12.00	$6.31
December 28, 2002	$6.10	$3.95
March 29, 2003	$5.01	$3.52
June 28, 2003	$6.40	$4.53
September 27, 2003	$6.62	$4.61
January 3, 2004	$7.96	$6.18

     At March 16, 2004, the common stock was held of record by approximately 530 record stockholders. On March 16, 2004, the last sale price for the common stock as reported by NASDAQ was $7.68 per share.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No items are reportable hereunder.

ITEM 9A. CONTROLS AND PROCEDURES

The company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by the report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report.

There have been no changes in our internal control over financial reporting during the fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information regarding Section 16(a) compliance, the Audit Committee and the Audit Committee financial expert, the Company’s code of ethics and background of the directors are incorporated herein by reference from the company’s definitive proxy statement for the annual meeting of stockholders to be held May 20, 2004, to be filed pursuant to Regulation 14A.

     Set forth below is certain information regarding the company’s directors and executive officers.

NAME	AGE	POSITION
Lattimore M. Michael	60	Chairman of the Board and Chief Executive Officer
Michael W. Myers	45	President and Chief Operating Officer
William N. Griffith	41	Executive Vice President, Sec./Treasurer and Director
Michael G. Webb	35	Chief Financial Officer
W. Kurt Henke	46	Director
Jim L. Peterson	68	Director
William B. Raiford, III	43	Director
Joseph L. Weiss	44	Director

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

ITEM 11. EXECUTIVE COMPENSATION

     Incorporated herein by reference from the company’s definitive proxy statement for the annual meeting of stockholders to be held May 20, 2004, to be filed pursuant to Regulation 14A.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     Incorporated herein by reference from the company’s definitive proxy statement for the annual meeting of stockholders to be held May 20, 2004, to be filed pursuant to Regulation 14A.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated herein by reference from the company’s definitive proxy statement for the annual meeting of stockholders to be held May 20, 2004, to be filed pursuant to Regulation 14A.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     Incorporated herein by reference from the company’s definitive proxy statement for the annual meeting of stockholders to be held May 20, 2004, to be filed pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Consolidated Financial Statements

     The following consolidated financial statements, notes related thereto and report of independent auditors are referenced in Item 8 of this Form 10-K and are incorporated herein by reference from the Financial Supplement:

•	Consolidated Balance Sheets as of January 3, 2004 and December 28, 2002

•	Consolidated Statements of Operations for the years ended January 3, 2004 and December 28, 2002 and December 29, 2001

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended January 3, 2004 and December 28, 2002 and December 29, 2001

•	Consolidated Statements of Cash Flows for the years ended January 3, 2004 and December 28, 2002 and December 29, 2001

•	Notes to Consolidated Financial Statements

•	Report of Independent Auditors

(a)(2) Consolidated Financial Statement Schedules:

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3) Exhibits

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation. (4)

3.2	Amended and Restated By-Laws. (2)

4.1	Specimen Common Stock Certificate. (2)

10.1	Employment Agreement, dated April 15, 1993, between the Registrant and Lattimore M. Michael. (1)

10.2	Form of Employment Agreement executed as of June 6, 1993, between the Registrant and William N. Griffith. (2)

10.3	Form of Incentive Stock Option Plan of 1993. (1)

10.4	Lease, dated February 1, 1990, between Trezevant Properties and the Registrant. (1)

10.5
Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture I by and among William L. Lester, Pattie F. Lester, Patricia B. Litow, Elizabeth B. Fox and Back Yard Burgers, Inc., dated November 15, 1994. (3)

10.6
Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture II by and among William L. Lester, Pattie F. Lester, Patricia B. Litow, Elizabeth B. Fox, Charles B. Fox, David P. Fox and Back Yard Burgers, Inc., dated November 15, 1994. (3)

10.7	1995 Employee Stock Purchase Plan of Back Yard Burgers, Inc. (4)

10.8	The 1995 Incentive Award Plan of Back Yard Burgers, Inc. (4)

10.9
Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture III by and among Pattie F. Lester, Patricia B. Litow, Elizabeth B. Fox, Charles B. Fox, David P. Fox, Alexandra B. Litow, Andrew R. Litow and Back Yard Burgers, Inc., dated September 12, 1995. (4)

10.10	Loan commitment by and between Phoenix Leasing Incorporated and Back Yard Burgers, Inc. dated October 4, 1996. (5)

10.11	Capital Contribution Agreement between Back Yard Burgers, Inc. and BYB Properties, Inc. dated October 10, 1997. (6)

Exhibit
Number		Description
10.12		Trademark Assignment by Back Yard Burgers, Inc. to BYB Properties, Inc. dated October 10, 1997. (6)

10.13		Trademark License Agreement between BYB Properties, Inc. and Back Yard Burgers, Inc. dated October 10, 1997. (6)

10.14		Revolving Loan Agreement regarding Uncommitted Line of Credit Agreement from BYB Properties, Inc. to Back Yard Burgers, Inc. dated October 10, 1997. (6)

10.15		Promissory Note by and between BYB Properties, Inc. and Back Yard Burgers, Inc. dated October 10, 1997. (6)

10.16		Tax Sharing Agreement between BYB Properties, Inc. and Back Yard Burgers, Inc. dated October 10, 1997. (6)

10.17
Form of Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture IV by and among William L. Lester, Pattie F. Lester, Alexandra B. Litow, Andrew R. Litow and Back Yard Burgers, Inc., dated August 28, 1998. (7)

10.18		Lease agreement by and between Belz Devco, L.P. and Back Yard Burgers, Inc. dated November 12, 1999. (8)

10.19		2002 Equity Incentive Plan of Back Yard Burgers, Inc. (9)

10.20		Loan agreement by and between First Tennessee Bank and Back Yard Burgers, Inc. dated February 11, 2003.(10)

10.21	*	Lease agreement by and between Batesville Back Yard Properties, LLC and Back Yard Burgers, Inc. dated May 1, 2002.

21	*	Subsidiaries of the Registrant.

23.1	*	Consent of Independent Accountants.

31.1	*	Certification by the Chief Executive Officer.

31.2	*	Certification by the Chief Financial Officer.

32.1	*	Certification by the Chief Executive Officer.

32.2	*	Certification by the Chief Financial Officer.

(b)	Reports on Form 8-K

Fourth quarter and fiscal year 2003 earnings release dated February 17, 2004.

(c)	Exhibits

The exhibits to this report are listed in Item 14(a) (3) above.

(d)	Financial Statement Schedule

Not applicable

*	Filed herewith.

(1)	Previously filed with the Securities and Exchange Commission (the “Commission”) as an Exhibit to the Registrant’s Form SB-2 on April 20, 1993 (File No. 33-61356).

(2)	Previously filed with the Commission as an Exhibit to the Registrant’s Amendment No. 2 to Form SB-2 on June 25, 1993 (File No. 33-61356).

(3)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated December 31, 1994 and filed on March 31, 1995.

(4)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-QSB, dated September 30, 1995 and filed on November 14, 1995.

(5)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated December 28, 1996 and filed on March 28, 1997.

(6)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated January 3, 1998 and filed on April 3, 1998.

(7)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-QSB dated October 3, 1998 and filed on November 17, 1998.

(8)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated January 1, 2000 and filed on March 31, 2000.

(9)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated December 29, 2001 and filed on March 28, 2002.

(10)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-Q dated March 29, 2003 and filed on May 13, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACK YARD BURGERS, INC.

By:	/s/ Lattimore M. Michael
Lattimore M. Michael, Chairman
and Chief Executive Officer

Date:	April 1, 2004

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lattimore M. Michael Lattimore M. Michael	Chairman of the Board and Chief Executive Officer	April 1, 2004
/s/ Michael W. Myers Michael W. Myers	President and Chief Operating Officer	April 1, 2004
/s/ William N. Griffith William N. Griffith	Executive Vice President and Director	April 1, 2004
/s/ Michael G. Webb Michael G. Webb	Chief Financial Officer	April 1, 2004
/s/ W. Kurt Henke W. Kurt Henke	Director	April 1, 2004
/s/ Jim Peterson Jim Peterson	Director	April 1, 2004
/s/ William B. Raiford, III William B. Raiford, III	Director	April 1, 2004
/s/ Joseph L. Weiss Joseph L. Weiss	Director	April 1, 2004

INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 3, 2004

Selected Consolidated Financial Data

(in thousands, except per share data)

     The selected consolidated financial data presented below for each of the years in the five-year period ended January 3, 2004 was derived from the company’s audited Consolidated Financial Statements. The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

	January 3,	December 28,	December 29,	December 30,	January 1,
	2004(3)	2002	2001	2000	2000
OPERATIONS
Restaurant Sales	$34,279	$30,951	$27,541	$26,182	$26,480
Total revenues	38,829	34,687	31,138	29,260	29,295
Income (loss) before income taxes	1,899 (1)	2,203	1,579	728	(930	) (2)
Net income (loss)	1,309	1,477	1,027	466	(558)
FINANCIAL POSITION
Total assets	$24,500	$22,067	$19,508	$17,779	$18,340
Property and equipment, net	18,717	17,247	14,176	12,569	13,211
Debt	5,350	5,925	5,772	5,403	6,178
Shareholders’ equity	13,687	12,284	10,591	9,555	9,058
PER SHARE DATA
Net income (loss) – basic	$0.28	$0.31	$0.22	$0.10	$(0.12)
Net income (loss) – diluted	$0.26	$0.29	$0.22	$0.10	$(0.12)
Dividends	0.00	0.00	0.00	0.00	0.00
Market price at year end	6.52	4.00	3.70	0.66	1.50
OTHER DATA
System-wide sales	$100,524	$84,951	$77,706	$68,439	$65,119
Capital expenditures	3,329	4,861	2,791	1,063	2,679

(1) The company incurred a non-cash charge for impairment of long-lived assets of $78,000 during the year ended January 3, 2004.

(2) The company incurred a non-cash charge for impairment of long-lived assets of $1,362,000 during the year ended January 1, 2000.

(3) Because the company’s fiscal year ends on the Saturday closest to December 31, the fiscal year ended January 3, 2004 contains 53 weeks, while the fiscal years ended December 28, 2002, December 29, 2001, December 30, 2000 and January 1, 2000 contain 52 weeks.

The selected consolidated financial data presented below is a summary of the unaudited quarterly results of operations for the year ended January 3, 2004:

	Year Ended January 3, 2004
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Income Statement Data:
Revenues:
Restaurant sales	$7,577	$8,870	$8,739	$9,093
Franchise and area development fees	90	75	20	193
Royalty fees	582	668	664	707
Advertising fees	145	167	162	187
Other	180	408	230	72

Total Revenues	8,574	10,188	9,815	10,252
Expenses:
Cost of restaurant sales	2,418	2,939	2,912	2,848
Restaurant operating expenses	3,641	4,190	4,300	4,326
General and administrative	1,095	1,188	1,096	1,154
Advertising	477	599	604	669
Depreciation and amortization	420	465	448	507
Impairment of long-lived assets	—	—	—	78

Total expenses	8,051	9,381	9,360	9,582

Operating income	523	807	455	670
Interest income	3	1	1	1
Interest expense	(126)	(126)	(124)	(119)
Other, net	(15)	(13)	(21)	(18)

Income before income taxes	385	669	311	534
Income tax expense	135	234	109	112

Net Income	$250	$435	$202	$422

Income per share:
Basic	0.05	0.09	0.04	0.09
Diluted	0.05	0.09	0.04	0.08
Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,721	4,728	4,736	4,740
Diluted	4,979	5,061	5,056	5,113

The selected consolidated financial data presented below is a summary of the unaudited quarterly results of operations for the year ended December 28, 2002:

	Year Ended December 28, 2002
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Income Statement Data:
Revenues:
Restaurant sales	$7,311	$8,279	$7,823	$7,538
Franchise and area development fees	27	17	81	102
Royalty fees	516	566	541	549
Advertising fees	130	135	142	141
Other	195	199	189	206

Total Revenues	8,179	9,196	8,776	8,536
Expenses:
Cost of restaurant sales	2,291	2,588	2,390	2,289
Restaurant operating expenses	3,470	3,746	3,730	3,590
General and administrative	1,066	1,040	1,047	1,280
Advertising	460	525	499	501
Depreciation and amortization	325	345	363	348

Total expenses	7,612	8,244	8,029	8,008

Operating income	567	952	747	528
Interest income	4	4	4	5
Interest expense	(132)	(117)	(133)	(138)
Other, net	(79)	14	(15)	(8)

Income before income taxes	360	853	603	387
Income tax expense	133	316	217	60

Net Income	$227	$537	$386	$327

Income per share:
Basic	0.05	0.11	0.08	0.07
Diluted	0.04	0.11	0.08	0.07
Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,691	4,713	4,717	4,718
Diluted	5,111	5,097	5,088	4,990

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     The following discussion and analysis should be read in conjunction with the company’s consolidated financial statements and notes thereto, included elsewhere in this annual report. Because Back Yard Burgers’ fiscal year ends on the Saturday closest to December 31, fiscal 2003 contains 53 weeks versus 52 weeks for 2002 and 2001. As a result, operating results for fiscal 2003 are not directly comparable with those of the prior 52-week periods.

     As of January 3, 2004, the Back Yard Burgers system included 132 restaurants, of which 42 were company-operated and 90 were franchised. The company’s revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation, amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The company’s revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

Results of Operations

     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the company’s historical operations and operating data for the periods indicated.

	For the Years Ended
	January 3,	December 28,	December 29,
	2004	2002	2001
Revenues
Restaurant sales	88.3%	89.2%	88.5%
Franchise and area development fees	1.0	0.6	1.0
Royalty fees	6.7	6.3	6.4
Advertising fees	1.7	1.6	1.6
Other operating revenue	2.3	2.3	2.5

Total revenue	100.0%	100.0%	100.0%

Costs and Expenses
Cost of restaurant sales (1)	32.4%	30.9%	31.9%
Restaurant operating expenses (1)	48.0	47.0	47.3
General and administrative	11.7	12.8	12.6
Advertising	6.0	5.7	5.9
Depreciation and amortization	4.7	4.0	4.4
Impairment of long-lived assets	.2	—	—
Operating income	6.3	8.1	7.0
Interest income	0.0	0.1	0.1
Interest expense	(1.3)	(1.5)	(1.8)
Other, net	(0.2)	(0.3)	(0.2)
Income before taxes	4.9	6.4	5.1
Income tax expense (2)	31.1	33.0	35.0
Net Income	3.4	4.3	3.3

(1) As a percentage of restaurant sales.

(2) As a percentage of income before taxes.

	For the Years Ended
	January 3,	December 28,	December 29,
	2004	2002	2001
Operating data (in thousands)
Restaurant sales
Company-operated	$34,279	$30,951	$27,541
Franchised	66,245	54,000	50,165

Total	$100,524	$84,951	$77,706

Average annual sales per restaurant open for a full year (1)
Company-operated	$826,000	$778,000	$777,000
Franchised	782,000	810,000	790,000
System-wide	799,000	797,000	784,000
Number of restaurants (2)
Company-operated	42	42	37
Franchised	90	77	67

Total	132	119	104

(1) Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of six months of operations, as sales during the period immediately after opening tend to be higher due to promotions and trial by public.

(2) As of March 16, 2004, four franchised restaurants have opened and two franchised restaurants have closed since January 3, 2004.

COMPARISON OF FISCAL YEAR 2003
TO FISCAL YEAR 2002

Back Yard Burgers’ fiscal year ends on the Saturday closest to December 31. As a result, fiscal 2003 contains 53 weeks versus 52 weeks for the prior year. Therefore, all references to fiscal 2003 are for the 53-week period ended January 3, 2004 and all references to fiscal 2002 are for the 52-week period ended December 28, 2002.

     Restaurant sales at company-operated restaurants increased 10.8% to $34,279,000 during 2003 from $30,951,000 during 2002. In addition to the fact that fiscal year 2003 contained 53 weeks compared with 52 weeks in fiscal year 2002, the increase is partially the result of a 2.6% increase in same-store sales at restaurants open for more than one year. While the company ended 2002 with 42 restaurants, two of those restaurants opened in late 2002, which also contributed to the increase in restaurant sales.

     Franchise and area development fees were $378,000 during 2003, an increase of 66.5% from $227,000 in 2002. Nineteen new franchised restaurants were opened in 2003, compared to fifteen new franchised units opened in 2002. A portion of the increase in fees is also attributable to the company recording $86,000 in fees for the cancellation of franchise and area development agreements in 2003 compared with $18,000 in 2002.

     Royalty fees increased 20.7% to $2,621,000 during 2003 from $2,172,000 during 2002. The increase is the result of an increase in franchised sales upon which the fees are based. In addition to the fact that fiscal year 2003 contained 53 weeks compared with 52 weeks in fiscal year 2002, the increase in franchised restaurant sales was due to a net unit growth of thirteen franchised stores. The increase is partially offset by a decrease of 4.2% in same-store sales for franchised units during 2003.

     Advertising fees increased 20.6% to $661,000 for 2003 from $548,000 during 2002. The increase is primarily due to the increase in franchised restaurant sales, upon which the fees are based.

     Other revenues increased 12.8% to $890,000 for 2003 from $789,000 during 2002. The increase in other revenues is due to higher volume rebates from vendors, sales of proprietary spices and other miscellaneous revenues.

     Cost of restaurant sales, consisting of food, beverage and paper costs, totaled $11,117,000 during 2003 compared to $9,558,000 during 2002, increasing to 32.4% as a percentage of restaurant sales during 2003 from 30.9% for 2002. The increase is primarily due to an 11% increase in the cost of beef over the prior year, as well as additional costs associated with implementing new menu items and promotions offering certain sandwich items at a discounted price in efforts to increase guest traffic and sales at company-operated restaurants.

     Restaurant operating expenses, consisting of labor, supplies, utilities, rent, insurance and certain other unit level operating expenses, increased to $16,457,000 for 2003 from $14,536,000 during 2002, increasing as a percentage of restaurant sales to 48.0% from 47.0% in 2002. Labor costs as a percentage of restaurant sales increased by 0.4% primarily due to the implementation of a late-night operations program, requiring an additional investment in labor at the stores. Labor benefit costs have also risen due to increases in health insurance costs. The remainder of the increase is due to higher spending for repairs and maintenance, utilities, insurance and property taxes.

     General and administrative costs increased $98,000 to $4,533,000 during 2003 from $4,435,000 in 2002, decreasing as a percentage of total revenue to 11.7% from 12.8% during 2002. Personnel related costs, including recruiting, training and benefit costs, increased by approximately $200,000 over the prior year. The increase is partially offset by a decrease of $88,000 in store preopening costs to $63,000 in 2003 from $151,000 in 2002.

     Advertising expense, which increased to $2,349,000 for 2003 from $1,985,000 during 2002, remained relatively flat as a percentage of total revenues at 6.0% in 2003 compared with 5.7% in 2002.

     Depreciation expense was $1,840,000 during 2003 compared with $1,379,000 during 2002. This increase was primarily related to $3.3 million in fixed asset additions during 2003 as well as $4.9 million in fixed asset additions in 2002, primarily related to restaurant growth.

     Interest expense decreased 4.8% to $495,000 for the year ended January 3, 2004 from $520,000 in the prior year. This decrease primarily results from lower average debt outstanding during 2003. Debt outstanding as of January 3, 2004 was $5,350,000, a decrease of $575,000 or 9.7% from the year-earlier period.

     Other, net expense was $67,000 in 2003 compared with $88,000 in expense for 2002. The company recorded a $19,000 loss on the disposal of assets during 2002 compared with a $1,000 gain during 2003. The company also wrote off $23,000 in deferred loan costs during 2002 for which there were no comparable costs during 2003. These decreases in expense were partially offset by the fact that franchise tax expense increased by $27,000 for the fifty three weeks ended January 3, 2004, over the year-earlier period. Also included in this category is other miscellaneous income and expenses and these income and expense categories were relatively consistent between the two years.

     Income tax expense, which decreased by $136,000 to $590,000 from $726,000 in 2002, decreased as a percentage of pre-tax income at 31.1% in 2003 compared with 33.0% in 2002. The decrease in income tax expense as a percentage of pre-tax income is primarily a result of a $62,000 work opportunity tax credit earned by the company during 2003.

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

     Restaurant operating expenses, consisting of labor, supplies, utilities, rent, insurance and certain other unit level operating expenses, increased to $14,536,000 for 2002 from $13,027,000 during 2001, decreasing as a percentage of restaurant sales to 47.0% from 47.3% in 2001. Labor costs as a percentage of restaurant sales decreased by 0.8%; however this decrease was partially offset by increased spending for insurance, utilities and property taxes.

     General and administrative costs increased $498,000 to $4,435,000 during 2002 from $3,935,000 in 2001, increasing as a percentage of total revenue to 12.8% from 12.6% during 2001. Approximately $187,000 of the increase was personnel related, including increased spending on recruiting, training and benefit costs. Preopening expenses also increased by $62,000 due to the expenditures related to the opening of five company-operated restaurants during 2002. The remaining cost increases were related to general increases in spending in the areas of marketing, operations training, information technology and franchisee recruiting during 2002.

     Advertising expense, which increased to $1,985,000 for 2002 from $1,824,000 during 2001, remained relatively flat as a percentage of total revenues at 5.7% in 2002 compared with 5.9% in 2001.

     Depreciation expense was $1,379,000 during 2002 compared with $1,383,000 during 2001. The company recorded $158,000 in goodwill amortization in 2001 compared with zero amortization in 2002 due to the adoption of the Statement of Financial Accounting Standards No. 142, Goodwill and other Intangible Assets effective January 1, 2002. This decrease in amortization expense was offset by additional depreciation expense recorded during 2002 for the purchase of additional property and equipment since the prior year.

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

     Income tax expense, which increased by $174,000 to $726,000 from $552,000 in 2001, decreased as a percentage of pre-tax income at 33.0% in 2002 compared with 35.0% in 2001. The decrease in income tax expense as a percentage of pre-tax income is primarily a result of the decrease in taxable income.

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

     The company incurred non-cash impairment charges of $78,000 in the 53 weeks ended January 3, 2004, for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants, of which $59,000 was related to future lease payments of closed stores, net of estimated sub-lease income and $19,000 was related to impairments of property and equipment at closed stores.

     The company had $61,000 in reserves for closed properties at the end of fiscal year 2002 of which $22,000 was charged against the reserve for lease payments. Lease payments of $39,000 in 2003 were incurred and charged against this additional reserve. As of January 3, 2004, the company’s remaining accrual for all future lease obligations discussed above was $81,000, which is net of estimated sub-lease income.

Liquidity and Capital Resources

     Capital expenditures totaled $3,329,000 in 2003 and $4,861,000 in 2002. Generally, the company constructs its restaurant buildings on leased properties for its company-operated restaurants. The average monthly lease cost for the 14 company-operated restaurants on leased sites at January 3, 2004 is approximately $3,300 per month. For the 19 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $5,300.

     Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $1,840,000 in 2003 and $1,379,000 in 2002.

     Cash provided by operations in 2003 was $4,816,000 compared with $3,842,000 in 2002. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment as well as the re-imaging of existing restaurants to reflect the company’s new logo and related color scheme.

     As of January 3, 2004, the company had total long-term debt of $5,350,000 and unused lines of credit and loan commitments of potential additional borrowings of $3,376,000.

     On February 11, 2003, the company entered a loan agreement with a financial institution in the amount of $5,000,000. The loan agreement comprised the following three components: (1) a $2,500,000 five-year loan with a fixed rate of 5.2%. The funds from the five-year term loan were used to refinance approximately $2.3 million of existing term loans with an average interest rate of 6.8% and maturity dates ranging from one to two years, (2) a $2.0 million draw down line for future expansion with a variable rate of interest equal to the one-month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants and (3) a $500,000 revolver line with a variable rate of interest equal to the one-month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants. This revolver line replaced the $750,000 line of credit that was in place as of December 28, 2002. No additional long-term debt commitments were made by the company during the fifty-three weeks ended January 3, 2004.

     On January 2, 2001, the company’s board of directors adopted a stock repurchase plan that allows the company to repurchase up to 500,000 shares of its outstanding common stock. As of January 3, 2004, the company had repurchased 25,000 shares of common stock under the plan. No further purchases are anticipated in the near term.

     The company is budgeting capital expenditures of approximately $4.0 million in fiscal year 2004, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional company-operated restaurants, the re-imaging of existing restaurants to reflect the company’s new logo and related color scheme, store equipment upgrades, and enhancements to existing financial and operating information systems.

     The company expects to fund fiscal year 2004 capital expenditures with cash flow from operations and borrowings under the new loan agreement entered in February of 2003. The company believes that existing cash and funds generated from internal operations, as well as borrowings under the new credit facility will meet the company’s needs for the foreseeable future.

     The company has contractual obligations and commercial commitments including long-term debt, land lease obligations for company-operated restaurants and office space for corporate operations. The table below presents our future contractual obligations (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Long-term debt	$2,539	$729	$1,126	$673	$11
Capital leases	2,811	211	390	319	1,891
Operating leases	7,790	1,460	2,524	1,477	2,329
Purchase obligations	5,410	662	1,198	1,333	2,217

Total contractual obligations	$18,550	$3,062	$5,238	$3,802	$6,448

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

     Approximately 10% of the company’s debt portfolio as of January 3, 2004, had variable rates or had maturity dates of less than two years. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $1,500 annually, depending on the timing of the rate changes and debt maturities.

     The company has considered the use of hedging instruments to minimize interest rate fluctuation risk, but based on the debt portfolio structure described above, no hedging program has been deemed necessary for the company at this time.

Seasonality and Inflation

     While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Although results were negatively impacted during 2003 due to an 11% increase in the cost of beef, management does not believe that inflation has had a material effect on income during the fifty-three weeks ended January 3, 2004. Increases in food, labor or other operating costs could adversely affect the company’s operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

Conversion of Preferred Stock

     In accordance with the provisions of the company’s Restated Certificate of Incorporation regarding preferred stock, as a result of the company’s having attained after-tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company has notified preferred stockholders of their right to convert preferred stock to common stock and anticipates that all shares of preferred stock will be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of January 3, 2004, only 19,617 shares have yet to be converted.

Recent Accounting Pronouncements

     Note 2 of the Notes to Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2003 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards affects the Company’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of the Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.

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

Deferred Income Taxes:

     The company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $394,000 valuation allowance recorded on the company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.

Off-Balance Sheet Arrangements

     At January 3, 2004, the company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of January 3, 2004, was approximately $500,000.

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

     During 2003, the cost of beef increased approximately 11% over the prior year while the cost of chicken was relatively stable. In light of what appeared to be a sustained period of increased beef costs, the company implemented menu price increases of approximately 2% effective October 12, 2003 in order to partially offset these increased costs. It may be difficult to raise menu prices to fully cover any future cost increases. Additional margin improvements will have to be made through operational improvements, equipment advances and increased volumes to help offset these increases, due to the competitive state of the quick-service restaurant industry.

     Due to the competitive nature of the restaurant industry, site selection continues to be challenging as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

     Company-operated same-store sales increased 2.6% during 2003 compared with a 0.1% increase in 2002. Franchised same-store sales decreased 4.2% during 2003 compared with a 1.8% decrease in 2002. Management attributes the decline in same-store sales for franchised locations to competitive discounting. The impact of competitive discounting on company-operated same-store sales was offset by certain initiatives undertaken by management during 2003, including the re-imaging of existing company-operated restaurants to reflect the company’s new logo and related color scheme, promotional incentives intended to increase traffic and sales and the testing of a late-night operations program at company-operated restaurants.

     Management intends to continue with its marketing strategy of enhancing the company’s points of differentiation and further positioning the company as a premium fast-food provider.

     The future success of the company will be determined, to a great extent, by the ability to positively address these issues.

BACK YARD BURGERS, INC.

Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	January 3,	December 28,
	2004	2002
ASSETS
Cash and cash equivalents	$2,292	$1,406
Receivables, less allowance for doubtful accounts of $65 and $80	789	495
Inventories	251	276
Income taxes receivable	—	296
Current deferred tax asset	143	170
Prepaid expenses	58	53

Total current assets	3,533	2,696
Property and equipment, at depreciated cost	18,717	17,247
Goodwill	1,751	1,751
Noncurrent deferred tax asset	25	12
Notes receivable	97	110
Other assets	377	251

Total assets	$24,500	$22,067

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,371	$1,479
Accrued expenses	2,101	1,483
Reserve for closed stores	81	61
Current installments of long-term debt	940	825
Income tax payable	141	—

Total current liabilities	4,634	3,848
Long-term debt, less current installments	4,410	5,100
Deferred franchise and area development fees	1,200	504
Other deferred income	520	272
Other deferred liabilities	49	59

Total liabilities	10,813	9,783

Commitments and contingencies (Note 16)
Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,617 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 4,748,948 and 4,720,739 shares issued and outstanding	48	48
Paid-in capital	10,504	10,410
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	3,163	1,854

Total stockholders’ equity	13,687	12,284

Total liabilities and stockholders’ equity	$24,500	$22,067

See accompanying notes to consolidated financial statements.

BACK YARD BURGERS, INC.

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended
	January 3,	December 28,	December 29,
	2004	2002	2001
Revenues:
Restaurant sales	$34,279	$30,951	$27,541
Franchise and area development fees	378	227	320
Royalty fees	2,621	2,172	1,984
Advertising fees	661	548	502
Other	890	789	791

Total revenues	38,829	34,687	31,138

Expenses:
Cost of restaurant sales	11,117	9,558	8,797
Restaurant operating expenses	16,457	14,536	13,027
General and administrative	4,533	4,435	3,935
Advertising	2,349	1,985	1,824
Depreciation	1,840	1,379	1,383
Impairment of long-lived assets	78	—	—

Total expenses	36,374	31,893	28,966

Operating income	2,455	2,794	2,172
Interest income	6	17	20
Interest expense	(495)	(520)	(564)
Other, net	(67)	(88)	(49)

Income before income taxes	1,899	2,203	1,579
Income tax expense	590	726	552

Net income	$1,309	$1,477	$1,027

Income per share:
Basic	$0.28	$0.31	$0.22

Diluted	$0.26	$0.29	$0.22

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,732	4,709	4,635

Diluted	5,053	5,058	4,757

See accompanying notes to consolidated financial statements.

BACK YARD BURGERS, INC.

Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except for number of shares)

	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Retained Earnings/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at year ended December 30, 2000	19,763	—	4,646,103	47	—	—	10,158	(650)	9,555
Employee stock purchases			17,776	—			26		26
Treasury stock purchases			(25,000)	—	25,000	(28)			(28)
Exercise of stock options			6,140	—			11		11
Net income								1,027	1,027

Balance at year ended December 29, 2001	19,763	—	4,645,019	47	25,000	(28)	10,195	377	10,591
Conversion of preferred stock	(146)		146
Employee stock purchases			6,558	—			29		29
Exercise of stock options			69,016	1			186		187
Net income								1,477	1,477

Balance at year ended December 28, 2002	19,617	—	4,720,739	48	25,000	(28)	10,410	1,854	12,284
Employee stock purchases			6,867	—			30		30
Exercise of stock options			21,342	—			64		64
Net income								1,309	1,309

Balance at year ended January 3, 2004	19,617	$—	4,748,948	$48	25,000	$(28)	10,504	3,163	13,687

See accompanying notes to consolidated financial statements.

BACK YARD BURGERS, INC.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	January 3,	December 28,	December 29,
	2004	2002	2001
Cash flows from operating activities:
Net income	$1,309	$1,477	$1,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,840	1,379	1,225
Impairment of long-lived assets	78	—	—
Deferred income taxes	14	423	359
Amortization of intangible assets	—	—	158
Provision for losses on receivables	—	(49)	291
(Gain)/loss on sale of assets	(1)	19	1
Other deferred income	248	(69)	(116)
Changes in assets and liabilities:
Receivables	(294)	136	(321)
Inventories	25	(47)	(21)
Prepaid expenses and other current assets	(5)	(3)	8
Other assets	8	35	(17)
Accounts payable and accrued expenses	510	600	600
Reserve for closed stores	(39)	(22)	54
Income taxes payable/receivable	437	(258)	(67)
Other deferred liabilities	(10)	2	(11)
Deferred franchise and area development fees	696	219	(174)

Net cash provided by operating activities	4,816	3,842	2,996

Cash flows from investing activities:
Additions to property and equipment	(3,329)	(4,861)	(2,791)
Proceeds from sale of property and equipment	1	375	13
Investment in joint ventures	(108)	—	—
Proceeds on notes receivable	13	24	20

Net cash used in investing activities	(3,423)	(4,462)	(2,758)

Cash flows from financing activities:
Issuance of stock	94	216	37
Principal payments on short-term debt	(300)
Proceeds from issuance of short-term debt	300
Principal payments on long-term debt	(3,075)	(587)	(803)
Proceeds from issuance of long-term debt	2,500	740	1,172
Treasury stock purchases	—	—	(28)
Loan fees paid	(26)	—	—

Net cash (used) provided by financing activities	(507)	369	378

Net increase (decrease) in cash and cash equivalents	886	(251)	616
Cash and cash equivalents:
Beginning of year	1,406	1,657	1,041

End of year	$2,292	$1,406	$1,657

Supplemental disclosure of cash flow information:
Income taxes paid	$139	$561	$260

Interest paid	$500	$531	$560

Noncash investing and financing activities:
Assumption of collateral underlying note receivable	$—	$—	$55

See accompanying notes to consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity. Back Yard Burgers, Inc. (the “company”) owns and operates quick-service and fast-casual restaurants and is engaged in the sale of franchises in Back Yard Burgers and the collection of royalties based upon related franchise sales. The company grants franchise rights for the use of the “Back Yard Burgers” trade name and other associated trademarks, signs, emblems, logos, slogans and service marks which have been or may be developed. At January 3, 2004, the company operated 42 restaurants in four states (Missouri, Mississippi, Arkansas and Tennessee) and franchised 90 restaurants in 17 states.

Consolidation Policy. The financial statements include the accounts of Back Yard Burgers, Inc. and its wholly owned subsidiaries, Little Rock Back Yard Burgers, Inc., BYB Properties, Inc. and Atlanta Burgers BYB Corporation, as well as Back Yard Burgers National Advertising Fund. All intercompany transactions have been eliminated.

Fiscal Year. The company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to December 31. The year ended January 3, 2004 was a 53 week year and the years ended December 28, 2002 and December 29, 2001 were 52 week years.

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

During 2003, the company received funds from certain vendors relating to future purchases by the company. The company deferred this amount as other deferred income. These funds are recorded as income in a proportionate manner with respective future purchases. Under the terms of signed contracts, the company is required to purchase specific volumes in future years. If these purchase volumes are not met, the funds related to the volume shortages will be refunded to the vendors. The company recognized approximately $79,000 in 2003 as a reduction of cost of restaurant sales pursuant to this arrangement.

The company recognized approximately $321,000, $282,000 and $309,000 as other revenue in 2003, 2002 and 2001, respectively, pursuant to similar arrangements.

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

Property and Equipment. Property and equipment is recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Leasehold costs and improvements are amortized over the lesser of their estimated useful lives or the remaining lease term. The average depreciable lives are as follows: buildings and building and site improvements - 15 to 25 years; fixtures and equipment - 3 to 7 years; and transportation vehicles - 3 to 5 years.

Preopening costs. The company expenses preopening costs as incurred. Preopening costs expensed for fiscal years 2003, 2002 and 2001 were approximately $63,000, $151,000 and $89,000, respectively.

Advertising Costs. Advertising costs, including production costs, are charged to expense as incurred on the first date of the advertising period.

Intangible assets. As of January 1, 2002, the company adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. The company has determined that it operates as one segment and one reporting unit because the operations of the restaurants are homogeneous and discrete financial information of different segments or reporting units is not prepared and regularly reviewed by management.

SFAS 142 requires a two-step process for testing impairment. First, the fair value the company is compared to its carrying value to determine whether an indication of impairment exists. Market capitalization is used to determine the fair value of the company. If an impairment is indicated, then the fair value of the goodwill is determined by allocation of the company’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the company had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. As required by SFAS No. 142, the company completed a transitional impairment test for goodwill as of January 1, 2002, and also an impairment test as of December 29, 2002, and January 3, 2004. Based on the results of these tests, the company did not record any impairment of our goodwill.

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

The company incurred non-cash impairment charges of $78,000 in the 53 weeks ended January 3, 2004, for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants, of which $59,000 was related to future lease payments of closed stores, net of estimated sub-lease income and $19,000 was related to impairments of property and equipment at closed stores.

The company had $61,000 in reserves for closed properties at the end of fiscal year 2002 of which $22,000 was charged against the reserve for lease payments. Lease payments of $39,000 in 2003 were incurred and charged against this additional reserve. As of January 3, 2004, the company’s remaining accrual for all future lease obligations discussed above was $81,000, which is net of estimated sub-lease income.

Preferred Stock. In accordance with the provisions of the company’s Restated Certificate of Incorporation regarding preferred stock, each share of preferred stock is convertible into one share of common stock, at the option of the holder. As of January 3, 2004, all but 19,617 shares of preferred stock had been converted to common stock.

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

Stock-Based Employee Compensation. The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation. Had compensation cost for the company’s stock option plan been determined based on the fair value at the grant date for awards in 2002, 2001 and 2000 under the plan consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the company’s operating results for 2003, 2002 and 2001 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2003	2002	2001
Net income:
As reported	$1,309	$1,477	$1,027
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all rewards, net of related taxes	(181)	(252)	(73)

Pro forma	1,128	1,225	954
Basic earnings per share:
As reported	0.28	0.31	0.22
Pro forma	0.24	0.26	0.21
Diluted earnings per share:
As reported	0.26	0.29	0.22
Pro forma	0.22	0.24	0.20

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions using grants in 2003, 2002 and 2001, respectively:

	2003	2002	2001
Average expected life (years)	5.0	5.0	5.0
Average expected volatility	74.9%	74.7%	62.2%
Risk-free interest rates	3.4%	4.6%	5.0%
Dividend yield	0.0%	0.0%	0.0%

The pro forma results reported above will not be representative of the effect on operating results for future years because it does not take into consideration pro forma compensation expense related to grants made prior to 1995.

Fair Value of Financial Instruments. At January 3, 2004, the company did not have outstanding any financial derivative instruments. The carrying amounts of cash and receivables approximate fair value because of the short maturity of those instruments. The fair value of the company’s long-term debt is estimated based on the current borrowing rates available to the company for bank loans with similar terms and average maturities. At January 3, 2004, the fair value was approximately $6.0 million.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

     In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities (“VIEs”), an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve financial reporting of special purpose and other entities. In accordance with the interpretation, business enterprises that represent the primary beneficiary of another entity by retaining a controlling financial interest in that entity’s assets, liabilities, and results of operating activities must consolidate the entity in their financial statements. Prior to the issuance of FIN 46, consolidation generally occurred when an enterprise controlled another entity through voting interests. Certain VIEs that are qualifying special purpose entities (“QSPEs”) subject to the reporting requirements of SFAS 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, will not be required to be consolidated under the provisions of FIN 46. The consolidation provisions of FIN 46 apply to VIEs created or entered into after January 31, 2003, and for pre-existing VIEs in the first reporting period ending after December 15, 2003. If applicable, transition rules allow the restatement of financial statements or prospective application with a cumulative effect adjustment. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. As of January 3, 2004, the Company has evaluated the impact of FIN 46 and does not believe that implementation of this interpretation will have a material effect on its financial statements.

NOTE 3 - ACCOUNTS RECEIVABLE

Corporate receivables and National Advertising Fund receivables represent amounts due from franchisees for contractual obligations and for product purchases. A summary of accounts receivable follows (in thousands):

	January 3,	December 28,
	2004	2002
Corporate receivables	$221	$204
National Advertising Fund receivables	74	66
Credit card receivables	74	30
Rebate receivables	165	201
Insurance claim receivables	198	—
Other	122	74

	854	575
Allowance for doubtful receivables	(65)	(80)

	$789	$495

NOTE 4 - PROPERTY AND EQUIPMENT

Summaries of property and equipment follow (in thousands):

	January 3,	December 28,
	2004	2002
Land	$3,856	$3,856
Buildings	11,341	9,712
Building and site improvements	3,174	3,135
Fixtures and equipment	10,779	9,234
Transportation Vehicles	383	303

	29,533	26,240
Accumulated depreciation and amortization	(10,816)	(8,993)

	$18,717	$17,247

Approximately $4.5 million and $4.4 million of the total fixed assets above relate to assets, primarily buildings, previously acquired with capital leases and held by the company for fiscal years 2003 and 2002, respectively. Related accumulated depreciation for these assets was approximately $1.1 million and $0.8 million for fiscal years 2003 and 2002, respectively.

NOTE 5 - INVESTMENT IN JOINT VENTURES

As of December 28, 2003, the company had invested a total of $200,000 for 23%-25% interests in four joint ventures for the purpose of operating Back Yard Burgers restaurants. The company invested an additional $108,000 in one of the joint ventures during the 53 weeks ended January 3, 2004, for the purpose of paying down the debt of the joint venture. Two of the joint ventures purchased the building and land from the company. No gain or loss was recorded by the company in connection with these sales. Two joint ventures purchased land from a third party and built a building. The company then entered into a long-term lease with each joint venture. Three of the leases are accounted for as capital lease obligations and the fixed assets are recorded on the company’s balance sheet along with the present value of the future lease commitments. The remaining lease is accounted for as an operating lease. The company has guaranteed 23%-25% of the long-term debt obtained by the joint ventures to finance the construction of the restaurants. At January 3, 2004, approximately $104,000 of such debt is guaranteed by the company.

Each of the above investments is recorded at cost as there is no material difference between the cost and equity method of accounting for any of these investments.

NOTE 6 – ACCRUED EXPENSES

Summaries of accrued expenses follow (in thousands):

	January 3,	December 28,
	2004	2002
Payroll related	$776	$895
Equipment	627	3
Sales taxes	302	240
Property taxes	125	146
Interest	39	44
Utilities	19	40
Other miscellaneous accruals	213	115

	$2,101	$1,483

NOTE 7- DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

At January 3, 2004 deferred fees received for certain franchise and area development rights, net of commissions paid, include amounts sold during the following years (in thousands):

2003	$982
Previous years	218

$1,200

NOTE 8– INDEBTEDNESS

Long-term debt is collateralized by property and equipment with a net book value aggregating $8,890,000 and a portion is guaranteed by the personal endorsements of certain stockholders. The balances consist of the following (in thousands):

	January 3,	December 28,
	2004	2002
Notes payable to financial institutions, payable in monthly installments Ranging from $1,942 to $47,486, including interest ranging from 5.2% to 9.6%	$2,220	$2,412
Capital lease obligations, payable in monthly installments ranging from $4,650 to $4,850, and effective interest rates ranging from 8.7% to 8.9%	1,331	1,383
Equipment-related capital lease obligations, payable in monthly installments ranging from $4,645 to $5,049, and effective interest rates ranging from 7.9% to 9.4%	282	370
Capital lease obligations to Lester’s Back Yard Burgers Joint Venture I, II and IV (See Note 5), payable in monthly installments Ranging from $3,883 to $7,009 and effective interest rates ranging from 12.0% to 12.5%	1,198	1,257
Notes payable to a leasing company, payable in monthly installments Ranging from $1,122 to $5,643 including interest of 14.1%	319	503

	5,350	5,925
Less current installments	(940)	(825)

Total	$4,410	$5,100

The principal maturities of all long-term debt outstanding as of January 3, 2004, are as follows: $940,000 in 2004, $794,000 in 2005, $722,000 in 2006, $748,000 in 2007, $246,000 in 2008 and $1,900,000 thereafter.

On February 11, 2003, the company entered a loan agreement with a financial institution in the amount of $5,000,000. The loan agreement comprised the following three components: (1) a $2,500,000 five-year loan with a fixed rate of 5.2%. The funds from the five-year term loan were used to refinance approximately $2.3 million of existing notes payable to financial institutions with an average interest rate of 6.8% and maturity dates ranging from one to two years, (2) a $2.0 million draw down line for future expansion with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants and (3) a $500,000 revolver line with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants, the most restrictive requiring the company to maintain a debt coverage ratio of at least 1.5 to 1.0. As of January 3, 2004, the company’s debt coverage ratio was 2.9 to 1.0. The revolver line replaced the $750,000 line of credit that was in place as of December 28, 2002.

The company has three capital lease obligations relating to three buildings in which the company operates restaurants. Two of these obligations were entered during fiscal year 2001 and the third entered during fiscal year 2002. All three of these leases have an initial term of 15 years with a minimum of four 5-year renewal options at the discretion of the company.

The company also has two capital lease obligations relating to the acquisition of certain restaurant equipment. One of these leases was entered in September of 2000 and the other in October of 2002, both having lease terms of 60 months.

On October 4, 1996, the company received a commitment (the “Commitment”) from a leasing company for a loan transaction. The Commitment provides the company with up to $2,000,000 and bears interest of approximately 14.1%. The Commitment is secured by certain real and personal property to be constructed and/or acquired with the commitment proceeds. As of January 3, 2004, borrowings outstanding under the commitment are $319,000, and $876,000 is available under the commitment.

NOTE 9- OPERATING LEASES

Operating leases relate to leased land sites for company-operated restaurants and office space for corporate operations. All leases contain renewal options. The future minimum rental payments under operating lease agreements as of January 3, 2004 are as follows (in thousands):

2004	$1,460
2005	1,341
2006	1,183
2007	827
2008	650
Thereafter	2,329

$7,790

Rent expense was $1,465,000, $1,358,000 and $1,255,000 in 2003, 2002 and 2001, respectively.

NOTE 10- RELATED PARTY TRANSACTIONS

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

NOTE 11- GOODWILL

There was no change in the carrying amount of goodwill during the year ended January 3, 2004.

The following schedule adjusts reported net income to exclude amortization expense (net of income taxes) related to goodwill (in thousands):

	Years Ended
	January 3,	December 28,	December 29,
	2004	2002	2001
Net income
Reported net income	$1,309	$1,477	$1,027
Add back: Goodwill amortization	—	—	103

Adjusted net income	$1,309	$1,477	$1,130
Basic earnings per share:
Reported net income	$0.28	$0.31	$0.22
Goodwill amortization	—	—	0.02

Adjusted net income	$0.28	$0.31	$0.24
Diluted earnings per share:
Reported net income	$0.26	$0.29	$0.22
Goodwill amortization	—	—	0.02

Adjusted net income	$0.26	$0.29	$0.24

NOTE 12- INCOME TAXES

Income tax expense for the following tax years is comprised of (in thousands):

	2003	2002	2001
Federal, current	$569	$303	$193
State, current	7	—	—
Federal, deferred	14	423	359

	$590	$726	$552

Deferred income taxes are provided in recognition of the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

The deferred tax assets (liabilities) comprise the following (in thousands):

	January 3,	December 28,
	2004	2002
Current
Current deferred tax assets:
Allowance for doubtful receivable	$22	$27
Accrued expenses	82	128
Other	39	15

	143	170
Current deferred tax liabilities	—	—

Net current deferred tax asset	$143	$170

Noncurrent
Noncurrent deferred tax assets:
Franchise fees	$129	$71
Net operating loss carryforwards	394	432
Alternative minimum tax credit carryforwards	—	—
Goodwill amortization	54	111
Other deferred income	43	93
Other	321	129

Gross noncurrent deferred tax assets	941	836

Noncurrent deferred tax liabilities:
Depreciation	(522)	(392)

Gross noncurrent deferred tax liabilities	(522)	(392)

Net noncurrent deferred tax assets	419	444
Deferred tax asset valuation allowance	(394)	(432)

	$25	$12

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

A reconciliation of the statutory Federal and State income tax rates to the income tax provision is as follows:

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Computed “expected” tax	$673	35.4	$771	35.0	$552	35.0
Goodwill amortization	—	0.0	—	0.0	15	1.0
Work opportunity tax credit	(62)	(3.2)	—	0.0	—	0.0
Other	(21)	(1.1)	(45)	(2.0)	(15)	(1.0)

	$590	31.1	$726	33.0	$552	35.0

As of January 3, 2004, the company has net operating loss carryforwards available for state income tax reporting purposes on a consolidated basis of approximately $9.8 million. These net operating loss carryforwards expire between 2004 and 2018.

NOTE 13- NATIONAL ADVERTISING FUND

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

NOTE 14- STOCK OPTION AND BENEFIT PLANS

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

A summary of activity in the above option plans for the years ended January 3, 2004, December 28, 2002, and December 29, 2001 follows:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	498,961	$2.58	440,967	$1.86	346,635	$2.32
Granted	223,000	4.93	131,000	5.03	146,000	0.86
Exercised	(21,342)	3.03	(69,016)	2.59	(6,140)	1.78
Canceled	(41,568)	4.63	(3,990)	2.52	(45,528)	2.19

Outstanding at end of year	659,051	3.24	498,961	2.58	440,967	1.86

Exercisable at end of year	535,741	2.65	383,461	2.50	313,844	2.22

A summary of information about the company’s stock options outstanding at January 3, 2004 follows:

		Weighted			Weighted
		average	Weighted		Average	Weighted
Range of		remaining	average		remaining	Average
exercise	Options	contractual	exercise	Options	contractual	Exercise
prices	Outstanding	life	price	exercisable	Life	Price
$0.50-$1.00	115,000	7.0	$0.67	115,000	7.0	$0.67
$1.00-$2.00	175,341	5.7	1.53	175,341	5.7	1.53
$2.00-$3.00	12,610	4.1	2.25	12,610	4.1	2.25
$3.00-$4.00	211,100	8.2	3.89	187,110	8.1	3.89
$4.00-$5.00	27,000	8.1	4.38	25,680	8.0	4.38
$6.00-$7.00	98,000	10.0	6.24	0	10.0	6.24
$10.00-$12.00	20,000	8.4	10.38	20,000	8.4	10.38

$0.50-$12.00	659,051	7.5	$3.24	535,741	7.0	$2.65

In May 1995, the Board of Directors of the company and the shareholders authorized the adoption of an Employee Stock Purchase Plan (“ESPP”) for the company’s employees. An aggregate of 225,000 shares of common stock may be issued under the ESPP. Shares purchased under the ESPP shall be sold to participants at 85% of the reported price and the maximum number of shares that can be purchased by a participant is 1,000 shares per quarter. The ESPP shall continue in effect through May 31, 2005. During 2003, 2002 and 2001, 6,867, 6,558 and 17,776 shares were purchased, respectively, under the ESPP. As of January 3, 2004, a total of 120,770 shares have been purchased under the ESPP since its inception in May 1995.

NOTE 15- EARNINGS PER SHARE

A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share data):

	2003			2002			2001
			Per-Share			Per-Share			Per-Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,309	4,732	$0.28	$1,477	4,709	$0.31	$1,027	4,635	$0.22
Effect of Dilutive Securities
Convertible preferred stock		20			20			20
Stock options		301			329			102

Diluted EPS
Income available to common stockholders plus assumed Conversions	$1,309	5,053	$0.26	$1,477	5,058	$0.29	$1,027	4,757	$0.22

Options to purchase shares of the company’s common stock in addition to the stock options reflected in the calculation above were outstanding during the years 2003, 2002 and 2001, but were not included in the computation of diluted EPS because the exercise price was greater than the average market price of common shares. The options were still outstanding as of January 3, 2004. Income available to common stockholders for each year presented above has not been affected by preferred dividends because the company has not declared any dividends on its preferred shares.

NOTE 16- COMMITMENTS AND CONTINGENCIES

Concentration of Risk. Financial instruments which could subject the company to concentration of credit risk are primarily cash and cash equivalents and receivables. The company places its cash and cash equivalents in insured depository institutions. At January 3, 2004, the company’s uninsured cash balance totaled $2,490,000. The company performs ongoing credit evaluations of its franchisees and when necessary maintains reserves for potential credit losses on receivables, which are not collateralized.

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

Report of Independent Auditors

To the Board of Directors and Stockholders of
Back Yard Burgers, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Back Yard Burgers, Inc. and its subsidiaries at January 3, 2004, and December 28, 2002, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated Financial Statements, Back Yard Burgers adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, during 2002.

PricewaterhouseCoopers, LLP
Memphis, Tennessee
March 11, 2004

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

     The 2003 consolidated financial statements have been audited by PricewaterhouseCoopers LLP, independent auditors, in accordance with generally accepted auditing standards. PricewaterhouseCoopers LLP was recommended by the audit committee of the board of directors, selected by the board of directors and ratified by the company’s stockholders. The independent auditors develop and maintain an understanding of the company’s systems and procedures and perform such tests and other procedures, including tests of the internal accounting controls, as they deem necessary to enable them to express an opinion on the fairness of the consolidated financial statements. Such opinion, based upon their audits of the consolidated financial statements, is contained in this Annual Report.

/s/ Lattimore M. Michael	/s/ Michael G. Webb
Lattimore M. Michael	Michael G. Webb
Founder, Chairman and Chief Executive Officer	Chief Financial Officer