Form 10-Q
period 2004-04-03
BACK YARD BURGERS INC
filed 2004-05-18
CIK 901495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2004

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

Outstanding at April 30, 2004 — 4,762,826

BACK YARD BURGERS, INC.

Part I — Financial Information
Item 1 — Unaudited Consolidated Financial Statements:

Back Yard Burgers, Inc.

Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	Unaudited
	April 3,	January 3,
	2004	2004
ASSETS
Cash and cash equivalents	$2,598	$2,292
Receivables, less allowance for doubtful accounts of $65 and $65	761	789
Inventories	242	251
Current deferred tax asset	152	143
Prepaid expenses	240	58

Total current assets	3,993	3,533
Property and equipment, at depreciated cost	18,657	18,717
Goodwill	1,751	1,751
Noncurrent deferred tax asset	204	25
Notes receivable	95	97
Other assets	375	377

Total assets	$25,075	$24,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,428	$1,371
Accrued expenses	2,203	2,101
Income taxes payable	287	141
Reserve for closed stores	58	81
Current installments of long-term debt	914	940

Total current liabilities	4,890	4,634
Long-term debt, less current installments	4,215	4,410
Deferred franchise and area development fees	1,393	1,200
Other deferred income	491	520
Other deferred liabilities	48	49

Total liabilities	11,037	10,813

Commitments and contingencies	—	—
Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,617 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 4,767,826 and 4,748,948 shares issued and outstanding	48	48
Paid-in capital	10,563	10,504
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	3,455	3,163

Total stockholders’ equity	14,038	13,687

Total liabilities and stockholders’ equity	$25,075	$24,500

See accompanying notes to unaudited consolidated financial statements

Back Yard Burgers, Inc.

Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Revenues:
Restaurant sales	$8,434	$7,577
Franchise and area development fees	88	90
Royalty fees	659	582
Advertising fees	165	145
Other	137	180

Total revenues	9,483	8,574

Expenses:
Cost of restaurant sales	2,634	2,418
Restaurant operating expenses	4,083	3,641
General and administrative	1,199	1,095
Advertising	514	477
Depreciation	488	420

Total expenses	8,918	8,051

Operating income	565	523
Interest income	1	3
Interest expense	(114)	(126)
Other, net	(22)	(15)

Income before income taxes	430	385
Income taxes	138	135

Net income	$292	$250

Income per share:
Basic	$0.06	$0.05

Diluted	$0.06	$0.05

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,762	4,721

Diluted	5,157	4,979

See accompanying notes to unaudited consolidated financial statements

Back Yard Burgers, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Cash flows from operating activities:
Net income	$292	$250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	488	420
Deferred income taxes	(188)	25
Other deferred income	(29)	(34)
Changes in assets and liabilities:
Receivables	28	(58)
Inventories	9	(30)
Prepaid expenses and other current assets	(182)	(184)
Other assets	2	3
Accounts payable and accrued expenses	159	(361)
Reserve for closed stores	(23)	(9)
Income taxes payable	146	110
Other deferred liabilities	(1)	(2)
Deferred franchise and area development fees	193	147

Net cash provided by operating activities	894	277

Cash flows from investing activities:
Additions to property and equipment	(428)	(344)
Proceeds on notes receivable	2	1

Net cash used in investing activities	(426)	(343)

Cash flows from financing activities:
Issuance of stock	59	7
Principal payments on long-term debt	(221)	(2,439)
Proceeds from issuance of long-term debt	—	2,500
Loan fees paid	—	(26)

Net cash (used in) provided by financing activities	(162)	42

Net increase (decrease) in cash and cash equivalents	306	(24)
Cash and cash equivalents:
Beginning of period	2,292	1,406

End of period	$2,598	$1,382

Supplemental disclosure of cash flow information:
Income taxes paid	$180	$—

Interest paid	$114	$131

See accompanying notes to unaudited consolidated financial statements

BACK YARD BURGERS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 -	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. The statements should be read in conjunction with the Notes to Financial Statements for the year ended January 3, 2004 included in the company’s 2003 Annual Report.

     The financial statements include the accounts of Back Yard Burgers, Inc. and its wholly-owned subsidiaries, Little Rock Back Yard Burgers, Inc., Atlanta Burgers BYB Corporation and BYB Properties, Inc., as well as the Back Yard Burgers National Advertising Fund. All significant intercompany transactions have been eliminated.

     The results of operations for the current thirteen week period are not necessarily indicative of the results to be expected for the full year.

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

     Preopening costs. The company expenses preopening costs as incurred. There were no preopening costs expensed for the thirteen weeks ended April 3, 2004, compared to $6,000 for the period ended March 29, 2003.

NOTE 2 — STOCK-BASED EMPLOYEE COMPENSATION

The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation. Had compensation cost for the company’s stock option plan been determined based on the fair value at the grant date for awards in the quarters ended April 3, 2004, and March 29, 2003, under the plan consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the company’s operating results for the quarters ended April 3, 2004, and March 29, 2003 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Unaudited
	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Net income, as reported	$292	$250
Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	77	100

Pro forma net income	215	150

Earnings per share:
Basic - as reported	0.06	0.05

- pro forma	0.05	0.03

Diluted - as reported	0.06	0.05

- pro forma	0.04	0.03

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

COMPUTATION OF INCOME PER SHARE
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Net Income	$292	$250

Weighted average number of common shares outstanding during the period	4,762	4,721

Basic income per share	$0.06	$0.05

Weighted average number of common shares outstanding during the period	4,762	4,721
Preferred shares convertible to common shares	20	20
Stock options	375	238

	5,157	4,979

Diluted income per share	$0.06	$0.05

The calculation of diluted income per share for the thirteen weeks ended April 3, 2004, and March 29, 2003 excluded 20,000 and 75,704 stock options, respectively, as their effect would be anti-dilutive.

NOTE 4 — DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At April 3, 2004, deferred fees include franchise and area development rights sold during the following years:

2004	$259
2003	962
Previous years	172

$1,393

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

Forward-Looking Information

     This document and other written reports and oral statements made from time to time by Back Yard Burgers and its representatives contain forward-looking statements. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding our financial position, results of operations, growth strategy and plans for future expansion, product development, economic conditions, and other similar forecasts and statements of expectation. We generally indicate these statements by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases. Forward-looking statements are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the company. The factors that could cause our actual results to differ materially, many of which are beyond our control, include, but are not limited to, the following: delays in opening new stores or outlets because of weather, local permitting, and the availability and cost of land and construction; increases in competition and competitive discounting; increases in minimum wage and other operating costs; shortages in raw food products; volatility of commodity prices; consumer preferences, spending patterns and demographic trends; the possibility of unforeseen events affecting the industry generally, and other risks described from time to time in our periodic reports filed with the Securities and Exchange Commission. Back Yard Burgers, Inc. disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     As of April 3, 2004, the Back Yard Burgers system included 135 restaurants, of which 42 were company-operated and 93 were franchised (of which 9 were co-branded restaurants under the development agreement with YUM! Brands, Inc). Unit activity for the thirteen weeks ended April 3, 2004 included five franchised store openings and two franchised store closings.

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

	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Revenues
Restaurant sales	88.9%	88.4%
Franchise and area development fees	.9	1.0
Royalty fees	7.0	6.8
Advertising fees	1.7	1.7
Other	1.5	2.1

Total revenue	100.0%	100.0%

	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
Costs and Expenses
Cost of restaurant sales (1)	31.2%	31.9%
Restaurant operating expenses (1)	48.4	48.1
General and administrative	12.6	12.8
Advertising	5.4	5.6
Depreciation and amortization	5.1	4.9
Operating income	6.0	6.1
Interest expense	(1.2)	(1.5)
Other, net	(.2)	(.2)
Income before income taxes	4.5	4.5
Income taxes (2)	(32.1)	(35.1)
Net income	3.1	2.9

	Thirteen Weeks Ended
	April 3,	March 29,
	2004	2003
	($000's)
System-wide restaurant sales
Company-operated	$8,434	$7,577
Franchised	16,485	14,479

Total	$24,919	$22,056

Average annual sales per restaurant open for a full year (3)
Company-operated	$827	$767
Franchised	$779	$798
System-wide	$798	$786
Number of restaurants
Company-operated	42	42
Franchised	93	81

Total	135	123

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

(3)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

Comparison of the Company’s Results for the Thirteen Weeks Ended April 3, 2004 and March 29, 2003.

     Restaurant sales increased 11.3% to $8,434,000 during the thirteen weeks ended April 3, 2004, from $7,577,000 for the year-earlier period. This increase is primarily the result of an increase of 9.4% in same-store sales at restaurants open for more than one year.

     Franchise and area development fees remained relatively flat at $88,000 for the thirteen weeks ended April 3, 2004, compared with $90,000 in the year-earlier period. Five new franchise stores opened during the thirteen weeks ended April 3, 2004, and five new franchised stores also opened during the thirteen weeks ended March 29, 2003.

     Royalty fees increased 13.2% to $659,000 during the thirteen week period ended April 3, 2004, compared with $582,000 during the first quarter of 2003. The change is due to a net increase of twelve franchised stores since March 29, 2003 resulting in increased franchised sales on which royalty fees are based. This increase was partially offset by a 2.3% decrease in same-store sales at franchised restaurants compared with the year-earlier period.

     Advertising fees increased 13.8% to $165,000 during the thirteen week period ended April 3, 2004, from $145,000 during the first quarter of 2003. The change is due to an increase in franchised restaurant sales, upon which a portion of the fees are based.

     Other revenues decreased by $43,000 to $137,000 during the thirteen week period ended April 3, 2004, from $180,000 during the first quarter of 2003. The decrease in other revenues is due to a reduction in volume rebates recorded as revenue. The Company adopted EITF 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor for all contracts or agreements entered into after December 28, 2002. EITF 02-16 concluded that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement.

     Cost of restaurant sales, consisting of food and paper costs, totaled $2,634,000 for the thirteen weeks ended April 3, 2004, and $2,418,000 during the same period in 2003, decreasing as a percentage of restaurant sales to 31.2% from 31.9%. The decrease in costs as a percentage of sales is due to a combination of the reclassification of vendor rebates described above as well as a 2% price increase implemented at company operated restaurants in the fourth quarter of 2003. These factors were partially offset by a 13% increase in the cost of beef over the prior year period.

     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $4,083,000 for the thirteen weeks ended April 3, 2004, from $3,641,000 in the same prior year period, increasing as a percentage of restaurant sales to 48.4%, from 48.1% for the year-earlier period. Labor increased by 0.2% as a percentage of sales over the prior year primarily due to increases in health insurance costs incurred by the company. The remainder of the increase is due to higher spending for repairs and maintenance, utilities and property taxes.

     General and administrative costs which increased $104,000 to $1,199,000 for the thirteen weeks ended April 3, 2004 from $1,095,000 in the year-earlier period, decreased as a percentage of total revenue for the thirteen weeks ended April 3, 2004, to 12.6% from 12.8% in the year-earlier period The increase in costs is primarily due to increased spending in the areas of personnel costs, legal fees and training.

     Advertising expense which increased to $514,000 for the thirteen weeks ended April 3, 2004, from $477,000 in the same period in 2003, remained relatively flat as a percentage of total revenues at 5.4% compared with 5.6% in the year-earlier period.

     Depreciation expense increased by $68,000 to $488,000 for the thirteen weeks ended April 3, 2004, from $420,000 in the same period in 2003 due primarily to the addition of approximately $3.6 million in fixed assets since March 29, 2003.

     Interest expense decreased 9.5% to $114,000 for the thirteen weeks ended April 3, 2004, from $126,000 in the year-earlier period. Since March 29, 2003, long-term debt decreased by $857,000, or 14.3%, to $5,129,000 as of April 3, 2004.

     Other, net expense was $22,000 for the thirteen weeks ended April 3, 2004, compared with a net expense of $15,000 in the prior year. The change is primarily due to a $6,000 increase in franchise and excise taxes over the year-earlier period. Also included in this category is other miscellaneous income and expenses, and these income and expense categories were relatively consistent during the thirteen weeks ended April 3, 2004, and the year-earlier period.

Impairment of Long-Lived Assets

     Pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of assets (including intangibles) when events and circumstances indicate that assets might be impaired. For such assets, we determine impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Where an indication of impairment exists, we generally estimate undiscounted future cash flows at the level of individual restaurants or manufacturing facilities. In the event an impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Assets held for disposition are valued at the lower of historical cost, net of accumulated depreciation, or fair market value less disposition cost.

     No impairment charges were recorded during the thirteen weeks ended April 3, 2004, or the thirteen weeks ended March 29, 2003; however, in the past, the company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded.

     During the thirteen weeks ended April 3, 2004, $23,000 of lease obligation payments were incurred for closed stores and charged against this reserve. As of April 3, 2004, the company’s remaining accrual for all future lease obligations discussed above was $58,000 for the remaining lease payments due, net of estimated sub-lease income.

Off-Balance Sheet Arrangements

     At April 3, 2004, the company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of April 3, 2004, was approximately $500,000.

Liquidity and Capital Resources

     Capital expenditures totaled $428,000 for the thirteen weeks ended April 3, 2004 and $344,000 for the year-earlier period. Generally, the company constructs its restaurant buildings on leased properties for company-operated restaurants. The average monthly lease cost for the 14 company-operated restaurants on leased sites at April 3, 2004 is approximately $3,300 per month. For the 19 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $5,300.

     Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $488,000 for the thirteen weeks ended April 3, 2004 and $420,000 for the year-earlier period.

     Cash provided by operations for the thirteen week period ended April 3, 2004, was $894,000 compared with $277,000 in the year-earlier period. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment as well as the re-imaging of existing restaurants to reflect the company’s new logo and related color scheme.

     As of April 3, 2004, the company had total long-term debt of $5,129,000 and unused lines of credit and loan commitments of potential additional borrowings of $2,500,000. While the company does have, in addition to this $2,500,000, an $876,000 loan commitment, the company does not anticipate drawing these funds due to high interest rates for the commitment. On February 11, 2003, the company entered a loan agreement with a financial institution in the amount of $5,000,000. The loan agreement comprised the following three components: (1) a $2,500,000 five-year loan with a fixed rate of 5.2%. The funds from the five-year term loan were used to refinance approximately $2.3 million of existing term loans with an average interest rate of 6.8% and maturity dates ranging from one to two years, (2) a $2.0 million draw down line for future expansion with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants and (3) a $500,000 revolver line with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants. No long-term debt commitments or loan draws were made by the company during the thirteen weeks ended April 3, 2004.

     On January 2, 2001, the company’s board of directors adopted a stock repurchase plan that allows the company to repurchase up to 500,000 shares of its outstanding common stock. As of April 3, 2004, the company had repurchased 25,000 shares of common stock under the plan. No further purchases are anticipated in the near term.

     The company has budgeted capital expenditures of approximately $4.0 million in fiscal year 2004, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional company-operated restaurants, the re-imaging of existing restaurants to reflect the company’s new logo and related color scheme, addition of new menu boards, store equipment upgrades, and enhancements to existing financial and operating information systems. As of April 3, 2004, the company had spent $428,000 of these budgeted capital expenditures. The company expects to fund these capital expenditures through cash flow from operations and borrowings under existing loan commitments of up to $2.0 million.

Seasonality and Inflation

     While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Although results were negatively impacted during the first quarter of 2004 due to a 13% increase in the cost of beef, management does not believe that inflation has had a material effect on income during the thirteen weeks ended April 3, 2004. Increases in food, labor or other operating costs could adversely affect the company’s operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

Conversion of Preferred Stock

     In accordance with the provisions of the company’s Certificate of Incorporation regarding preferred stock, as a result of the company’s having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of April 3, 2004, only 19,617 shares have yet to be converted.

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

     During the thirteen weeks ended April 3, 2004, the cost of beef increased approximately 13.0% over the prior year period while the cost of chicken was relatively stable. In light of what appeared to be a sustained period of increased beef costs, the company implemented menu price increases of approximately 2% effective October 12, 2003 in order to partially offset these increased costs. It may be difficult to raise menu prices to fully cover these or any future cost increases. Additional margin improvements may be required to be made through operational improvements, equipment advances and increased volumes to help offset these increases, due to the competitive state of the quick-service restaurant industry.

     Due to the competitive nature of the restaurant industry, site selection continues to be challenging as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

     Franchised same-store sales decreased 2.3% and company-operated same-store sales increased 9.4% during the thirteen weeks ended April 3, 2004. Management attributes the disparity between franchised and company-operated same-store sales to certain initiatives undertaken at company-operated restaurants that have yet to be fully implemented in the franchised stores.

     These initiatives include the re-imaging of existing company-operated restaurants to reflect the company’s new logo and related color scheme. The company completed the re-imaging of the exterior of all company operated restaurants during the first quarter of 2004. Franchised locations are just beginning the process of being re-imaged, and the company anticipates having the exterior of all franchised locations re-imaged by the end of 2005. As of the end of the first quarter of 2004, fifty franchised locations had yet the stores’ exteriors re-imaged. All locations, both company-operated and franchised, constructed since the beginning of 2002 have been constructed with the company’s new logo and related color scheme.

     The company has been testing a late-night operations program at company-operated restaurants since the second quarter of 2004. The company will continue its late night operations at company-operated locations through the end of 2004, but has not mandated additional hours of operations for franchised stores at this time.

     The company is also testing a breakfast program at eight of the 42 company-operated restaurants, which also had a positive impact on same-store sales at company operated restaurants during the first quarter of 2004. The company is still in the process of developing its menu and refining its operations for the breakfast program. No franchised locations were serving breakfast as of the end of the first quarter of 2004.

     The company took a 2% menu price increase taken for company-operated restaurants in October of 2003 which also positively impacted same-store sales for company-operated restaurants. While some franchised locations may have taken price increases in the last year, there has been no across the board price increases taken for all franchised locations during the last year.

     Management intends to continue with its marketing strategy of enhancing the company’s points of differentiation and further positioning the company as a premium fast-food provider.

     The future success of the company will be determined, to a great extent, by its ability to positively address these issues.

     Under the terms of a Development Agreement entered into in January 2002 with YUM! Brands, Inc., the company granted YUM! the right to use Back Yard Burgers trademarks in connection with the establishment and operation of up to ten Back Yard Burgers outlets as part of multi-brand units with Taco Bell, Pizza Hut and/or KFC operations. The Development Agreement also granted YUM! an option to co-brand up to 500 additional Back Yard Burgers restaurants within certain geographic areas if certain conditions were satisfied. YUM! did not exercise its option, and the Company has been holding discussions with YUM! with respect to whether and to what extent the parties will extend any license and sublicense arrangements.

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

Long-Lived Assets:

     The restaurant industry is capital intensive. The company has approximately 74% of its total assets invested in property and equipment. The company capitalizes only those costs that meet the definition of capital assets under generally accepted accounting principles. Accordingly, repairs and maintenance costs that do not extend the useful life of the asset are expensed as incurred.

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

Deferred Income Taxes:

     The company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $389,000 valuation allowance recorded on the company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.

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

     Less than 10% of the company’s debt portfolio as of April 3, 2004, had variable rates or had maturity dates of less than two years. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $1,500 annually, depending on the timing of the rate changes and debt maturities.

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

     Item 2     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securties

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

31.1     Certification by the Chief Executive Officer
31.2     Certification by the Chief Financial Officer
32.1     Certification by the Chief Executive Officer
32.2     Certification by the Chief Financial Officer

     Reports on Form 8-K

     Fourth quarter and year-end 2004 earnings release filed on March 18, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BACK YARD BURGERS, INC.

Date:	May 17, 2004	By:	/s/ Lattimore M. Michael

Lattimore M. Michael
Chairman and Chief Executive Officer

Date:	May 17, 2004	By:	/s/ Michael G. Webb

Michael G. Webb
Chief Financial Officer