Form 10-Q
period 2004-07-03
BACK YARD BURGERS INC
filed 2004-08-16
CIK 901495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number 1-12104

BACK YARD BURGERS, INC.

(Exact name of registrant as specified in its charter)

Delaware	64-0737163
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1657 Shelby Oaks Dr. N. Ste. 105, Memphis, Tennessee 38134
(Address of principal executive offices)

(901) 367-0888
(Registrant’s telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class — Common stock, par value $.01 per share

Outstanding at July 31, 2004 – 4,778,336

BACK YARD BURGERS, INC.

Back Yard Burgers, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	Unaudited
	July 3,	January 3,
	2004	2004
ASSETS
Cash and cash equivalents	$1,255	$2,292
Receivables, less allowance for doubtful accounts of $77 and $65	1,006	789
Inventories	271	251
Current deferred tax asset	134	143
Prepaid expenses	348	58

Total current assets	3,014	3,533
Property and equipment, at depreciated cost	19,097	18,717
Goodwill	1,751	1,751
Noncurrent deferred tax asset	89	25
Notes receivable	92	97
Other assets	373	377

Total assets	$24,416	$24,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,051	$1,371
Accrued expenses	1,963	2,101
Income taxes payable	33	141
Reserve for closed stores	5	81
Current installments of long-term debt	887	940

Total current liabilities	3,939	4,634
Long-term debt, less current installments	4,014	4,410
Deferred franchise and area development fees	1,395	1,200
Other deferred income	458	520
Other deferred liabilities	46	49

Total liabilities	9,852	10,813

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized;
19,617 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized;
4,778,336 and 4,748,948 shares issued and outstanding	48	48
Paid-in capital	10,587	10,504
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	3,957	3,163

Total stockholders’ equity	14,564	13,687

Total liabilities and stockholders’ equity	$24,416	$24,500

See accompanying notes to unaudited Consolidated Financial Statements

Back Yard Burgers, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Revenues:
Restaurant sales	$9,323	$8,870	$17,757	$16,447
Franchise and area development fees	121	75	209	165
Royalty fees	793	668	1,452	1,250
Advertising fees	205	167	370	312
Other	217	408	354	588

Total revenues	10,659	10,188	20,142	18,762

Expenses:
Cost of restaurant sales	2,932	2,939	5,566	5,357
Restaurant operating expenses	4,343	4,190	8,426	7,831
General and administrative	1,307	1,188	2,506	2,283
Advertising	720	599	1,234	1,076
Depreciation and amortization	489	465	977	885

Total expenses	9,791	9,381	18,709	17,432

Operating income	868	807	1,433	1,330
Interest income	2	1	3	4
Interest expense	(109)	(126)	(223)	(252)
Other, net	(24)	(13)	(46)	(28)

Income before income taxes	737	669	1,167	1,054
Income taxes	235	234	373	369

Net income	$502	$435	$794	$685

Income per share:
Basic	$0.10	$0.09	$0.17	$0.14

Diluted	$0.10	$0.09	$0.15	$0.14

Weighted average number of common
shares and common equivalent shares
outstanding:
Basic	4,775	4,728	4,770	4,725

Diluted	5,142	5,061	5,151	5,020

See accompanying notes to unaudited Consolidated Financial Statements

Back Yard Burgers, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	July 3,	June 28,
	2004	2003
Cash flows from operating activities:
Net income	$794	$685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	977	885
Deferred income taxes	(55)	43
Other deferred income	(62)	(109)
Changes in assets and liabilities:
Receivables	(217)	(201)
Inventories	(20)	(8)
Prepaid expenses and other current assets	(290)	(254)
Other assets	4	3
Accounts payable and accrued expenses	(458)	557
Reserve for closed stores	(76)	(18)
Income taxes payable	(108)	326
Other deferred liabilities	(3)	(6)
Deferred franchise and area development fees	195	150

Net cash provided by operating activities	681	2,053

Cash flows from investing activities:
Additions to property and equipment	(1,357)	(1,358)
Proceeds on notes receivable	5	5

Net cash used in investing activities	(1,352)	(1,353)

Cash flows from financing activities:
Issuance of stock	83	20
Principal payments on long-term debt	(449)	(2,647)
Proceeds from issuance of long-term debt	—	2,500
Loan fees paid	—	(26)

Net cash used in financing activities	(366)	(153)

Net (decrease) increase in cash and cash equivalents	(1,037)	547
Cash and cash equivalents:
Beginning of period	2,292	1,406

End of period	$1,255	$1,953

Supplemental disclosure of cash flow information:
Income taxes paid	$537	$—

Interest paid	$225	$257

See accompanying notes to unaudited Consolidated Financial Statements

BACK YARD BURGERS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Back Yard Burgers, Inc. owns and operates quick-service and fast-casual restaurants and is engaged in the sale of franchises and the collection of royalties based upon related franchise sales. The Company grants franchise rights for the use of “Back Yard Burgers” trade name and other associated trademarks, signs, emblems, logos, slogans and service marks which have been or may be developed.

     The accompanying unaudited Consolidated Financial Statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended January 3, 2004 included in the company’s 2003 Annual Report.

     The Consolidated Financial Statements include the accounts of Back Yard Burgers, Inc. and its wholly-owned subsidiaries, Little Rock Back Yard Burgers, Inc., Atlanta Burgers BYB Corporation and BYB Properties, Inc., as well as the Back Yard Burgers National Advertising Fund. All significant intercompany transactions have been eliminated.

     The results of operations for the current thirteen and twenty-six week periods are not necessarily indicative of the results to be expected for the full year.

     The company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to December 31. In 52 week years, each quarter is a thirteen week period. In 53 week years the first three quarters are thirteen week periods and the fourth quarter is a fourteen week period.

     Other Revenue. Other revenue is primarily comprised of sales of proprietary food products to franchisees, volume based incentive receipts under long-term contracts with vendors and contributions to the National Advertising Fund by certain of our vendors based upon purchasing volumes of the Company and our franchisees. All contracts entered into subsequent to December 29, 2002 are being accounted for under EITF 02-16. Revenue from sales of proprietary food products is recognized when the products are shipped. Volume based revenue and contributions from our vendors are recognized systematically throughout the accounting period based on the estimated annual volume to be achieved under the agreements.

     Preopening costs. The company expenses preopening costs as incurred. Preopening costs expensed for the twenty-six weeks ended July 3, 2004 and June 28, 2003 were approximately $58,000 and $6,000, respectively.

NOTE 2 – STOCK-BASED EMPLOYEE COMPENSATION

The company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation. Had compensation cost for the company’s stock option plan been determined based on the fair value at the grant date for awards in the quarters ended July 3, 2004, and June 28, 2003, under the plan consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure, the company’s operating results for the quarters ended July 3, 2004, and June 28, 2003 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Unaudited		Unaudited
	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net income, as reported	$502	$435	$794	$685
Less: stock-based compensation expense determined using fair value assumptions, net of tax effects	76	32	153	132

Pro forma net income	426	403	641	553

Earnings per share:
Basic — as reported	0.10	0.09	0.17	0.14

— pro forma	0.09	0.09	0.13	0.12

Diluted — as reported	0.10	0.09	0.15	0.14

— pro forma	0.08	0.08	0.12	0.11

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

COMPUTATION OF INCOME PER SHARE
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 3,	June 28,	July 3,	June 28,
	2004	2003	2004	2003
Net Income	$502	$435	$794	$685

Weighted average number of common shares outstanding during the period	4,775	4,728	4,770	4,725

Basic income per share	$0.10	$0.09	$0.17	$0.14

Weighted average number of common shares outstanding during the period	4,775	4,728	4,770	4,725
Preferred shares convertible to common shares	20	20	20	20
Stock options	347	313	361	275

	5,142	5,061	5,151	5,020

Diluted income per share	$0.10	$0.09	$0.15	$0.14

     The calculation of diluted income per share for the thirteen weeks ended July 3, 2004, and June 28, 2003 excluded 20,000 and 49,212 stock options, respectively, as their effect would be anti-dilutive. The calculation of diluted income per share for the twenty-six weeks ended July 3, 2004, and June 28, 2003 excluded 20,000 and 62,458 stock options, respectively, as their effect would be anti-dilutive.

NOTE 4 — DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At July 3, 2004, deferred fees include franchise and area development rights sold during the following years:

2004	$350
2003	877
Previous years	168

$1,395

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

NOTE 6 – SUBSEQUENT EVENTS

On July 9, 2004, the company sold one of its company-operated restaurants located in Kansas City, Missouri to a new franchisee and received proceeds from the sale of approximately $1.0 million. This was the only company-operated restaurant in the Kansas City area; however, there are nine additional franchised locations currently operating in that vicinity. The sold restaurant will be operated as a Back Yard Burgers franchised location. The new franchisee also signed an additional seven unit development agreement for franchised locations to be built in the North Kansas City and Columbia, Missouri areas over the next six years. The company will recognize the approximate $69,000 gain associated with the sale of this restaurant in the third quarter of 2004.

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

      As of July 3, 2004, the Back Yard Burgers system included 141 restaurants, of which 43 were company-operated and 98 were franchised (of which 9 were co-branded restaurants under the development agreement with YUM! Brands, Inc). Unit activity for the thirteen weeks ended July 3, 2004 included one company operated store opening, six franchised store openings and one franchised store closing.

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

	Twenty-Six Weeks Ended
	July 3,	June 28,
	2004	2003
Revenues
Restaurant sales	88.2%	87.6%
Franchise and area development fees	1.0	.9
Royalty fees	7.2	6.7
Advertising fees	1.8	1.7
Other	1.8	3.1

Total revenue	100.0%	100.0%

	Twenty-Six Weeks Ended
	July 3,	June 28,
	2004	2003
Expenses
Cost of restaurant sales (1)	31.3%	32.6%
Restaurant operating expenses (1)	47.5	47.6
General and administrative	12.4	12.2
Advertising	6.1	5.7
Depreciation	4.9	4.7
Operating income	7.1	7.1
Interest expense	(1.1)	(1.3)
Other, net	(.2)	(.1)
Income before income taxes	5.8	5.6
Income taxes (2)	(32.0)	(35.0)
Net income	3.9	3.7

	Twenty-Six Weeks Ended
	July 3,	June 28,
	2004	2003
	($000's)
System-wide restaurant sales
Company-operated	$17,757	$16,447
Franchised	36,437	31,661

Total	$54,194	$48,108

Average annual sales per restaurant open for a full year (3) (adjusted to fifty-two weeks for both current and prior year)
Company-operated	$814	$769
Franchised	$761	$775
System-wide	$781	$773
Number of restaurants
Company-operated	43	42
Franchised	98	86

Total	141	128

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

(3)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

Comparison of the Company’s Results for the Thirteen Weeks Ended July 3, 2004 and June 28, 2003.

     Restaurant sales increased 5.1% to $9,323,000 during the thirteen weeks ended July 3, 2004, from $8,870,000 for the year-earlier period. This increase is primarily the result of an increase of 2.4% in same-store sales during the thirteen weeks ended July 3, 2004 at restaurants open for more than one year as well as the addition of one company-operated restaurant since the prior year.

     Franchise and area development fees increased to $121,000 for the thirteen weeks ended July 3, 2004, compared with $75,000 in the year-earlier period. Six new franchised stores opened during the thirteen weeks ended July 3, 2004. Seven new franchised stores opened in the year-earlier period, four of which were co-branded restaurants under the development agreement with YUM! Brands, Inc. The franchise fees associated with the co-branded restaurants were lower than the standard franchise fees collected by the company.

     Royalty fees increased 18.7% to $793,000 during the thirteen week period ended July 3, 2004, compared with $668,000 during the second quarter of 2003. The change is due to a net increase of twelve franchised stores since June 28, 2003 resulting in increased franchised sales on which royalty fees are based. This increase was partially offset by a 1.2% decrease in same-store sales at franchised restaurants compared with the year-earlier period.

     Advertising fees increased 22.8% to $205,000 during the thirteen week period ended July 3, 2004, from $167,000 during the second quarter of 2003. The change is due to an increase in franchised restaurant sales, upon which a portion of the fees are based.

     Other revenues decreased by $191,000 to $217,000 during the thirteen week period ended July 3, 2004, from $408,000 during the second quarter of 2003. The decrease in other revenues is due to a reduction in miscellaneous revenues and a reduction in volume-based incentive receipts under long term contracts with vendors recorded as revenue. The Company adopted EITF 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor for all contracts or agreements entered into after December 29, 2002.

     Cost of restaurant sales, consisting of food and paper costs, totaled $2,932,000 for the thirteen weeks ended July 3, 2004, and $2,939,000 during the same period in 2003, decreasing as a percentage of restaurant sales to 31.4% from 33.1%. The decrease in costs as a percentage of sales is due to a combination of the accounting adjustment relating to the adoption of EITF 02-16 described above as well as two menu price increases of approximately 2% at company operated restaurants in October 2003 and in June 2004. These factors were partially offset by a 16% increase in the cost of beef as well as other food cost increases driven primarily by higher fuel costs over the prior year period. During the first and second quarters of 2003, the company also offered certain sandwich items at discounted prices in efforts to increase guest traffic and sales at company-operated restaurants. The company has not pursued this discounting strategy during 2004, which has helped lower the company’s cost of restaurant sales as a percentage of restaurant sales compared with the year-earlier period.

     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $4,343,000 for the thirteen weeks ended July 3, 2004, from $4,190,000 in the same prior year period, decreasing as a percentage of restaurant sales to 46.6%, from 47.2% for the year-earlier period. This change was due to a reduction in labor costs as a percentage of sales by 0.5% from the year-earlier period.

     General and administrative costs which increased $119,000 to $1,307,000 for the thirteen weeks ended July 3, 2004 from $1,188,000 in the year-earlier period, increased as a percentage of total revenue for the thirteen weeks ended July 3, 2004, to 12.3% from 11.7% in the year-earlier period. The increase in costs is primarily due to increased spending in the areas of personnel, training, professional fees and restaurant pre-opening costs.

     Advertising expense which increased to $720,000 for the thirteen weeks ended July 3, 2004, from $599,000 in the same period in 2003, increased as a percentage of total revenues at 6.8% compared with 5.9% in the year-earlier period. While advertising expense for the quarter increased as a percentage of revenues, it remained relatively flat as a percentage of total revenues for the twenty-six weeks ended July 3, 2004 at 6.1% compared with 5.7% in the year-earlier period

     Depreciation expense increased by $24,000 to $489,000 for the thirteen weeks ended July 3, 2004, from $465,000 in the same period in 2003 due primarily to the addition of approximately $3.3 million in fixed assets since June 28, 2003.

     Interest expense decreased 13.5% to $109,000 for the thirteen weeks ended July 3, 2004, from $126,000 in the year-earlier period. Since June 28, 2003, long-term debt decreased by $877,000, or 15.2%, to $4,901,000 as of July 3, 2004.

     Other, net expense was $24,000 for the thirteen weeks ended July 3, 2004, compared with a net expense of $13,000 in the prior year. The change is primarily due to a $6,000 increase in franchise and excise taxes over the year-earlier period. Also included in this category is other miscellaneous income and expenses, and these income and expense categories were relatively consistent during the thirteen weeks ended June 28, 2003, and the year-earlier period.

Comparison of the Company’s Results for the Twenty-Six Weeks Ended July 3, 2004 and June 28, 2003.

     Restaurant sales increased 8.0% to $17,757,000 during the twenty-six weeks ended July 3, 2004, from $16,447,000 for the year-earlier period. This increase is primarily the result of an increase of 5.5% in same-store sales at restaurants open for more than one year as well as the addition of one company-operated restaurant since the prior year.

     Franchise and area development fees increased to $209,000 for the twenty-six weeks ended July 3, 2004, compared with $165,000 in the year-earlier period. Eleven new franchised stores opened during the twenty-six weeks ended July 3, 2004 compared with twelve new franchised store openings in the year-earlier period. One of the new franchised stores opened in the twenty-six weeks ended July 3, 2004 was a co-branded restaurant under the development agreement with YUM! Brands, Inc, compared with four co-branded openings in the same period of the prior year. The franchise fees associated with the co-branded restaurants were lower than the standard franchise fees collected by the company.

     Royalty fees increased 16.2% to $1,452,000 during the twenty-six week period ended July 3, 2004, compared with $1,250,000 in the year-earlier period. The change is due to a net increase of twelve franchised stores since June 28, 2003 resulting in increased franchised sales on which royalty fees are based. This increase was partially offset by a 1.7% decrease in same-store sales at franchised restaurants compared with the year-earlier period.

     Advertising fees increased 18.6% to $370,000 during the twenty-six weeks ended July 3, 2004, from $312,000 during the year-earlier period. The change is due to an increase in franchised restaurant sales, upon which a portion of the fees are based.

     Other revenues decreased by $234,000 to $354,000 during the twenty-six weeks ended July 3, 2004, from $588,000 during the year-earlier period. The decrease in other revenues is due to a reduction in miscellaneous revenues and a reduction in volume-based incentive receipts under long term contracts with vendors recorded as revenue. The Company adopted EITF 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor for all contracts or agreements entered into after December 29, 2002.

     Cost of restaurant sales, consisting of food and paper costs, totaled $5,566,000 for the twenty-six weeks ended July 3, 2004, and $5,357,000 during the same period in 2003, decreasing as a percentage of restaurant sales to 31.3% from 32.6%. The decrease in costs as a percentage of sales is due to a combination of the accounting adjustment relating to the adoption of EITF 02-16 described above as well as two menu price increases of approximately 2% at company operated restaurants in October 2003 and in June 2004. These factors were partially offset by a 15% increase in the cost of beef for the twenty-six weeks ended July 3, 2004 as well as other food cost increases driven primarily by higher fuel costs over the prior year period. During the first and second quarters of 2003, the company also offered certain sandwich items at discounted prices in efforts to increase guest traffic and sales at company-operated restaurants. The company has not pursued this discounting strategy during 2004, which has helped lower the company’s cost of restaurant sales as a percentage of restaurant sales compared with the year-earlier period.

     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $8,426,000 for the twenty-six weeks ended July 3, 2004, from $7,831,000 in the same prior year period, decreasing as a percentage of restaurant sales to 47.5%, from 47.6% for the year-earlier period. Labor costs as a percentage of restaurant sales decreased by 0.2% from the year-earlier period. This reduction in labor costs was partially offset by increasing utility costs.

     General and administrative costs which increased $223,000 to $2,506,000 for the twenty-six weeks ended July 3, 2004 from $2,283,000 in the year-earlier period, remained relatively flat as a percentage of total revenue for the twenty-six weeks ended July 3, 2004, at 12.4% compared with 12.2% in the year-earlier period. The increase in costs is primarily due to increased spending in the areas of personnel, training, professional fees and restaurant pre-opening costs.

     Advertising expense which increased to $1,234,000 for the twenty-six weeks ended July 3, 2004, from $1,076,000 in the same period in 2003, remained relatively flat as a percentage of total revenues at 6.1% compared with 5.7% in the year-earlier period.

     Depreciation expense increased by $92,000 to $977,000 for the twenty-six weeks ended July 3, 2004, from $885,000 in the same period in 2003 due primarily to the addition of approximately $3.3 million in fixed assets since June 28, 2003.

     Interest expense decreased 11.5% to $223,000 for the twenty-six weeks ended July 3, 2004, from $252,000 in the year-earlier period. Since June 28, 2003, long-term debt decreased by $877,000, or 15.2%, to $4,901,000 as of July 3, 2004.

     Other, net expense was $46,000 for the twenty-six weeks ended July 3, 2004, compared with a net expense of $28,000 in the prior year. The change is primarily due to a $12,000 increase in franchise and excise taxes over the year-earlier period. Also included in this category is other miscellaneous income and expenses, and these income and expense categories were relatively consistent during the twenty-six weeks ended July 3, 2004, and the year-earlier period.

Impairment of Long-Lived Assets

      Pursuant to SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the recoverability of assets (including intangibles) when events and circumstances indicate the impairment of assets. For such assets, we determine impairment by comparing the undiscounted future cash flows estimated to be generated by these assets to their respective carrying amounts. Where an indication of impairment exists, we generally estimate undiscounted future cash flows at the level of individual restaurants. In the event impairment exists, a loss is recognized based on the amount by which the carrying value exceeds the fair value of the asset. Assets held for disposition are valued at the lower of historical cost, net of accumulated depreciation, or fair market value less disposition cost.

No impairment charges were recorded during the twenty-six weeks ended July 3, 2004, or the twenty-six weeks ended June 28, 2003; however, in the past, the company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded.

Reserve for Closed Stores

      During the twenty-six weeks ended July 3, 2004, $60,000 of lease obligation payments were incurred for closed stores and charged against this reserve and $16,000 in lease obligations were forgiven due to the negotiation of an early buyout of future lease obligations for one of the closed stores. This amount was recorded as a reduction in operating expenses during the thirteen weeks ended July 3, 2004. As of July 3, 2004, the company’s remaining accrual for all future lease obligations discussed above was $5,000 for the remaining lease payments due, net of estimated sub-lease income.

Off-Balance Sheet Arrangements

      At July 3, 2004, the company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of July 3, 2004, was approximately $484,000.

Liquidity and Capital Resources

      Capital expenditures totaled $1,357,000 for the twenty-six weeks ended July 3, 2004 and $1,358,000 for the year-earlier period. Generally, the company constructs its restaurant buildings on leased properties for company-operated restaurants. The average monthly lease cost for the 14 company-operated restaurants on leased sites at July 3, 2004 is approximately $3,300 per month. For the 20 restaurants where the company leases the building as well as the site, the average monthly lease cost is approximately $5,300.

     Cash from operations for the company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation and amortization. Depreciation and amortization totaled $977,000 for the twenty-six weeks ended July 3, 2004 and $885,000 for the year-earlier period.

     Cash provided by operations for the twenty-six week period ended July 3, 2004, was $681,000 compared with $2,053,000 in the year-earlier period. $1,015,000 of this reduction in cash provided by operations was related to a $458,000 reduction in accounts payable and accrued expenses for the twenty-six week period ended July 3, 2004 compared with a $557,000 increase in accounts payable and accrued expenses in the year earlier period. An additional $434,000 of the reduction in cash provided by operations was related to a $108,000 reduction in income taxes payable in the current year compared with a $326,000 increase in income taxes payable in the year-earlier period. This change is primarily due to the fact that the company had $141,000 in income taxes payable at the end of FY 2003 compared with $296,000 in income taxes receivable at the end of FY 2002. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment as well as the re-imaging of existing restaurants to reflect the company’s new logo and related color scheme.

     As of July 3, 2004, the company had total long-term debt of $4,901,000 and unused lines of credit and loan commitments of potential additional borrowings of $2,500,000. While the company does have, in addition to this $2,500,000, an $876,000 loan commitment, the company does not anticipate drawing these funds due to high interest rates for the commitment. On February 11, 2003, the company entered a loan agreement with a financial institution in the amount of $5,000,000. The loan agreement comprised the following three components: (1) a $2,500,000 five-year loan with a fixed rate of 5.2%. The funds from the five-year term loan were used to refinance approximately $2.3 million of existing term loans with an average interest rate of 6.8% and maturity dates ranging from one to two years, (2) a $2.0 million draw down line for future expansion with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants and (3) a $500,000 revolver line with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants. No long-term debt commitments or loan draws were made by the company during the twenty-six weeks ended July 3, 2004.

      On January 2, 2001, the company’s board of directors adopted a stock repurchase plan that allows the company to repurchase up to 500,000 shares of its outstanding common stock. As of July 3, 2004, the company had repurchased 25,000 shares of common stock under the plan. No further purchases are anticipated in the near term.

     The company has budgeted capital expenditures of approximately $4.0 million in fiscal year 2004, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional company-operated restaurants, the re-imaging of existing restaurants to reflect the company’s new logo and related color scheme, addition of new menu boards, store equipment upgrades, and enhancements to existing financial and operating information systems. As of July 3, 2004, the company had spent $1,357,000 of these budgeted capital expenditures. The company expects to fund these capital expenditures through cash flow from operations, proceeds from the sale of the Kansas City location on July 9, 2004 (see Note 6) and borrowings under existing loan commitments of up to $2.5 million.

Seasonality and Inflation

      While the company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Although results were negatively impacted during the second quarter of 2004 due to a 16% increase in the cost of beef in addition to increases in other food costs driven primarily by higher fuel costs, management does not believe that inflation has had a material effect on income during the twenty-six weeks ended July 3, 2004. Increases in food, labor or other operating costs could adversely affect the company’s operations. In the past, however, the company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

Conversion of Preferred Stock

      In accordance with the provisions of the company’s Certificate of Incorporation regarding preferred stock, as a result of the company’s having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder.

     The company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of July 3, 2004, only 19,617 shares have yet to be converted.

Known Trends and Uncertainties

      Labor will continue to be a critical factor for the company in the foreseeable future. In most areas where the company operates restaurants, there is a shortage of suitable labor. This could result in higher wages as the competition for employees intensifies, not only in the restaurant industry, but in practically all retail and service industries. It is crucial for the company to develop and maintain programs to attract and retain quality employees.

     During the twenty-six weeks ended July 3, 2004, the cost of beef increased approximately 16.0% over the prior year period while the cost of chicken was relatively stable. In light of what appeared to be a sustained period of increased beef costs, the company implemented menu price increases of approximately 2% effective October 2003 and in June 2004 in order to partially offset these increased costs. It may be difficult to continue to raise menu prices to fully cover these or any future cost increases. Additional margin improvements may be required to be made through operational improvements, equipment advances and increased volumes to help offset these increases, due to the competitive state of the quick-service restaurant industry.

     Due to the competitive nature of the restaurant industry, site selection continues to be challenging as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

     Franchised same-store sales decreased 1.7% and company-operated same-store sales increased 5.5% during the twenty-six weeks ended July 3, 2004. Management attributes the disparity between franchised and company-operated same-store sales to certain initiatives undertaken at company-operated restaurants that have yet to be fully implemented in the franchised stores.

     These initiatives include the re-imaging of existing company-operated restaurants to reflect the company’s new logo and related color scheme. The company completed the re-imaging of the exterior of all company operated restaurants during the first quarter of 2004. Franchised locations are just beginning the process of being re-imaged, and the company anticipates having the exterior of all franchised locations re-imaged by the end of 2005. As of the end of the second quarter of 2004, forty-two franchised locations had not had the stores’ exteriors re-imaged. All locations, both company-operated and franchised, constructed since the beginning of 2002 have been constructed with the company’s new logo and related color scheme.

     The company has been testing a late-night operations program at company-operated restaurants since the beginning of the second quarter of 2003. The company intends to continue its late night operations at company-operated locations through the end of 2004, but has not mandated additional hours of operations for franchised stores at this time.

     The company is also testing a breakfast program at nine of the 43 company-operated restaurants, which also had a positive impact on same-store sales at company operated restaurants during the second quarter of 2004. The company is still in the process of developing its menu and refining its operations for the breakfast program. No franchised locations were serving breakfast as of the end of the second quarter of 2004.

     As stated earlier, the company took two menu price increases of approximately 2% that became effective in October 2003 and in June 2004, which also positively impacted same-store sales for company-operated restaurants. While some franchised locations may have taken price increases in the last year, there has been no across the board price increases taken for all franchised locations during the last year.

     Management intends to continue with its marketing strategy of enhancing the company’s points of differentiation and further positioning the company as a premium fast-food provider.

     The future success of the company will be determined, to a great extent, by its ability to positively address these issues.

Critical Accounting Policies and Estimates

     Our discussion and analysis of our financial condition and results of operations are based upon our Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these Consolidated Financial Statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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

Revenue Recognition:

     Revenue recognition at Company-operated restaurants is straightforward as customers pay for products at the time of sale. The earnings reporting process is covered by the company’s system of internal controls and generally does not require significant management judgments and estimates. The company calculates royalty income each week based upon amounts reported by franchisees and provides for estimated losses for revenues that are not likely to be collected. The company maintains these allowances for doubtful accounts for estimated losses resulting from the inability of our franchisees and other borrowers to make required payments. If the financial conditions of our franchisees or other borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     The Company collected funds during 2003 from certain vendors relating to future purchases by the company. The company deferred this amount as other deferred income. These funds are recorded as a reduction of cost of sales in a proportionate manner with respective future purchases. Under the terms of signed contracts, the company is required to purchase specific volumes in future years. If these purchase volumes are not met, funds related to the volume shortages will be refunded to the vendors. All contracts entered into subsequent to December 29, 2002 are being accounted for under EITF 02-16.

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

     The company has approximately $1.8 million of goodwill on its balance sheet resulting from the acquisition of businesses. Accounting standards require that we review goodwill for impairment on an annual basis and cease all goodwill amortization. The annual evaluation of goodwill impairment requires a two-step test in which the market value of the company is compared to the recorded book value. If the market value is less than the book value, goodwill impairment is recorded. Once an impairment of goodwill has been recorded, it cannot be reversed.

Deferred Income Taxes:

     The company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry forwards. The company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $415,000 valuation allowance recorded on the company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.

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

     Less than 10% of the company’s debt portfolio as of July 3, 2004, had variable rates or had maturity dates of less than two years. With every 25 basis point increase in interest rates, the company could be subject to additional interest expense of approximately $1,500 annually, depending on the timing of the rate changes and debt maturities.

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

Item 4. Controls and Procedures

     The company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by the report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by the report. There have been no changes in our internal control over financial reporting during the fiscal period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II            OTHER INFORMATION

     Item 1 Legal Proceedings

     The company is involved in litigation incidental to its business, including, but not necessarily limited to, claims alleging violations of federal and state discrimination laws. Such litigation is not presently considered by management to be material to the financial condition or results of operations of the company.

     Item 2 Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

          None

     Item 3 Defaults Upon Senior Securities

          Not Applicable

     Item 4 Submission of Matters to a Vote of Security Holders

On May 20, 2004, the Company held its Annual Meeting of Stockholders in Memphis, Tennessee, for the purpose of: (1) electing one Class I member to the Board of Directors; (2) to consider and vote upon a proposal to approve an amendment to the 2002 Equity Incentive Plan to increase the number of shares available for issuance pursuant to the plan and to provide that the Board of Directors may not materially amend the Plan without the approval of the Company’s stockholders; (3) ratifying the appointment of PricewaterhouseCoopers LLP as independent public accountants for 2004 and (4) to transact such other business as may have properly come before the meeting or an adjournment thereof.

The following table sets forth the Class I director elected at such meeting and the number of votes cast by the Company’s stockholders for and withheld the director:

	For	Withheld
William B. Raiford	4,461,001	41,058

The proposal to approve an amendment to the 2002 Equity Incentive Plan was ratified at the meeting as follows:

For	2,216,791
Against	108,424
Abstentions	10,327
Broker Non-Votes	2,166,517

The appointment of PricewaterhouseCoopers LLP as independent public accountants was ratified at the meeting as follows:

For	4,493,599
Against	4,709
Abstentions	3,751

     Item 5 Other Information

None

     Item 6 Exhibits and Reports on Form 8-K

Exhibits

31.1	Certification by the Chief Executive Officer
31.2	Certification by the Chief Financial Officer
32.1	Certification by the Chief Executive Officer
32.2	Certification by the Chief Financial Officer

Reports on Form 8-K

1.	Current report on Form 8-K on April 27, 2004.

2.	Current report on Form 8-K on May 20, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BACK YARD BURGERS, INC.
Date: August 13, 2004	By:	/s/ Lattimore M. Michael
Lattimore M. Michael
Chairman and Chief Executive Officer

Date: August 13, 2004	By:	/s/ Michael G. Webb
Michael G. Webb
Chief Financial Officer