Form 10-Q
period 2004-10-02
BACK YARD BURGERS INC
filed 2004-11-16
CIK 901495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Outstanding at October 31, 2004 — 4,779,325

BACK YARD BURGERS, INC.

INDEX

Page No.
Part I — Financial Information
Item 1 - Unaudited Consolidated Financial Statements:
Balance Sheets as of October 2, 2004 and January 3, 2004 (audited)	3
Statements of Income for the Thirteen and Thirty-Nine Weeks Ended October 2, 2004 and September 27, 2003	4
Statements of Cash Flows for the Thirty-Nine Weeks Ended October 2, 2004 and September 27, 2003	5
Notes to Unaudited Consolidated Financial Statements	6-8
Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations	9-18
Item 3 - Quantitative and Qualitative Disclosures about Market Risk	18
Item 4 - Controls and Procedures	19
Part II — Other Information
Item 1 - Legal Proceedings	19
Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3 - Defaults upon Senior Securities	19
Item 4 - Submission of Matters to a Vote of Security Holders	19
Item 5 - Other Information	19
Item 6 - Exhibits	19
Signatures	20
EX-10.22 SEVERANCE AGREEMENT LATTIMORE M. MICHAEL
EX-10.23 SEVERANCE AGREEMENT WILLIAM N. GRIFFITH
EX-10.24 AMENDED SEVERANCE AGREEMENT MICHAEL W. MYERS
EX-10.25 AMENDED SEVERANCE AGREEMENT MICHAEL G. WEBB
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

Back Yard Burgers, Inc.

Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	Unaudited
	October 2,	January 3,
	2004	2004
ASSETS
Cash and cash equivalents	$1,498	$2,292
Receivables, less allowance for doubtful accounts of $91 and $65	1,053	789
Inventories	271	251
Income taxes receivable	137	—
Current deferred tax asset	122	143
Prepaid expenses	364	58

Total current assets	3,445	3,533
Property and equipment, at depreciated cost	18,263	18,717
Goodwill	1,751	1,751
Noncurrent deferred tax asset	35	25
Notes receivable	90	97
Other assets	397	377

Total assets	$23,981	$24,500

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$844	$1,371
Accrued expenses	1,752	2,101
Income taxes payable	—	141
Reserve for closed stores	3	81
Current installments of long-term debt	837	940

Total current liabilities	3,436	4,634
Long-term debt, less current installments	3,820	4,410
Deferred franchise and area development fees	1,356	1,200
Other deferred income	454	520
Other deferred liabilities	45	49

Total liabilities	9,111	10,813

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,617 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 4,779,325 and 4,748,948 shares issued and outstanding	48	48
Paid-in capital	10,604	10,504
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	4,246	3,163

Total stockholders’ equity	14,870	13,687

Total liabilities and stockholders’ equity	$23,981	$24,500

See accompanying notes to unaudited Consolidated Financial Statements

Back Yard Burgers, Inc.

Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Revenues:
Restaurant sales	$8,908	$8,739	$26,665	$25,186
Franchise and area development fees	226	20	435	185
Royalty fees	830	664	2,282	1,914
Advertising fees	248	162	618	474
Other	180	179	534	688

Total revenues	10,392	9,764	30,534	28,447

Expenses:
Cost of restaurant sales	2,927	2,861	8,493	8,139
Restaurant operating expenses	4,344	4,300	12,770	12,131
General and administrative	1,438	1,096	3,944	3,379
Advertising	692	604	1,926	1,680
Depreciation	492	448	1,469	1,333

Total expenses	9,893	9,309	28,602	26,662

Operating income	499	455	1,932	1,785
Interest income	1	1	4	5
Interest expense	(109)	(124)	(332)	(376)
Other, net	35	(21)	(11)	(49)

Income before income taxes	426	311	1,593	1,365
Income taxes	137	109	510	478

Net income	$289	$202	$1,083	$887

Income per share:
Basic	$0.06	$0.04	$0.23	$0.19

Diluted	$0.06	$0.04	$0.21	$0.18

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,779	4,736	4,772	4,729

Diluted	5,029	5,056	5,109	5,032

See accompanying notes to unaudited Consolidated Financial Statements

Back Yard Burgers, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	October 2,	September 27,
	2004	2003
Cash flows from operating activities:
Net income	$1,083	$887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,469	1,333
Deferred income taxes	11	31
Provision for losses on receivables	26	—
Gain on sale of assets	(57)	—
Other deferred income	(66)	(145)
Changes in assets and liabilities:
Receivables	(290)	(304)
Inventories	(20)	15
Prepaid expenses	(306)	(259)
Other assets	(20)	6
Accounts payable and accrued expenses	(876)	299
Reserve for closed stores	(78)	(26)
Income taxes (receivable)/payable	(278)	435
Deferred franchise and area development fees	156	477
Other deferred liabilities	(4)	(8)

Net cash provided by operating activities	750	2,741

Cash flows from investing activities:
Purchase of property and equipment	(2,029)	(2,712)
Investment in joint ventures	—	(108)
Proceeds from sale of property and equipment	1,071	—
Proceeds on notes receivable	7	9

Net cash used in investing activities	(951)	(2,811)

Cash flows from financing activities:
Issuance of common stock	100	39
Principal payments on short-term debt	—	(300)
Proceeds from issuance of short-term debt	—	300
Principal payments on long-term debt	(693)	(2,858)
Proceeds from issuance of long-term debt	—	2,500
Loan fees paid	—	(26)

Net cash used in financing activities	(593)	(345)

Net decrease in cash and cash equivalents	(794)	(415)
Cash and cash equivalents:
Beginning of period	2,292	1,406

End of period	$1,498	$991

Supplemental disclosure of cash flow information:
Income taxes paid	$777	$12

Interest paid	$334	$381

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

     Certain prior year revenue and expense amounts have been reclassified to conform to current year presentation under EITF 02-16.

     Other Revenue. Other revenue is primarily comprised of sales of proprietary food products to franchisees, volume based incentive receipts under long-term contracts with vendors and contributions to the National Advertising Fund by certain of our vendors based upon purchasing volumes of the Company and our franchisees, and other miscellaneous revenues. Revenue from sales of proprietary food products is recognized when the products are shipped.

     Vendor contracts entered into subsequent to December 29, 2002 are being accounted for under EITF 02-16. Volume based revenue and contributions from our vendors are recognized systematically throughout the accounting period based on the estimated annual volume to be achieved under the agreements.

     Preopening costs. The Company expenses preopening costs as incurred. Preopening costs expensed for the thirty-nine weeks ended October 2, 2004 and September 27, 2003 were approximately $85,000 and $63,000, respectively.

NOTE 2 — STOCK-BASED EMPLOYEE COMPENSATION

The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards in the quarters ended October 2, 2004, and September 27, 2003, under the plan consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, the Company’s operating results for the quarters ended October 2, 2004, and September 27, 2003 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Unaudited		Unaudited
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net income, as reported	$289	$202	$1,083	$887
Less: stock-based compensation expense determined using fair value assumptions, net of tax effects	59	32	212	164

Pro forma net income	230	170	871	723

Earnings per share:
Basic - as reported	0.06	0.04	0.23	0.19

- pro forma	0.05	0.04	0.18	0.15

Diluted - as reported	0.06	0.04	0.21	0.18

- pro forma	0.05	0.03	0.17	0.14

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

COMPUTATION OF INCOME PER SHARE

(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 2,	September 27,	October 2,	September 27,
	2004	2003	2004	2003
Net Income	$289	$202	$1,083	$887

Weighted average number of common shares outstanding during the period	4,779	4,736	4,772	4,729

Basic income per share	$0.06	$0.04	$0.23	$0.19

Weighted average number of common shares outstanding during the period	4,779	4,736	4,772	4,729
Preferred shares convertible to common shares	20	20	20	20
Stock options	230	300	317	283

	5,029	5,056	5,109	5,032

Diluted income per share	$0.06	$0.04	$0.21	$0.18

The calculation of diluted income per share for the thirteen weeks ended October 2, 2004, and September 27, 2003 excluded 125,000 and 30,000 stock options, respectively, as their effect would be anti-dilutive. The calculation of diluted income per share for the thirty-nine weeks ended October 2, 2004, and September 27, 2003 excluded 55,000 and 51,639 stock options, respectively, as their effect would be anti-dilutive.

NOTE 4 — DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

Amounts received for certain franchise and area development rights, net of commissions paid, have been deferred. Revenues on individual franchise fees are recognized when substantially all of the initial services required of the Company have been performed, which generally coincides with the opening of the franchises. Under the terms of the franchise agreements, these fees are non-refundable, and may be recognized as income should the franchisee fail to perform as agreed. Area development fees are recognized on a pro-rata basis as each unit opens. At October 2, 2004, deferred fees include franchise and area development rights sold during the following years:

2004	$413
2003	785
Previous years	158

$1,356

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

Forward-Looking Information

     This document and other written reports and oral statements made from time to time by Back Yard Burgers, Inc. and its representatives contain forward-looking statements. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding our financial position, results of operations, growth strategy and plans for future expansion, product development, economic conditions, and other similar forecasts and statements of expectation. We generally indicate these statements by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases. Forward-looking statements are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the Company. The factors that could cause our actual results to differ materially, many of which are beyond our control, include, but are not limited to, the following: delays in opening new stores or outlets because of weather, local permitting, and the availability and cost of land and construction; increases in competition and competitive discounting; increases in minimum wage and other operating costs; shortages in raw food products; volatility of commodity prices; consumer preferences, spending patterns and demographic trends; the possibility of unforeseen events affecting the industry generally, and other risks described from time to time in our periodic reports filed with the Securities and Exchange Commission. Back Yard Burgers, Inc. disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     As of October 2, 2004, the Back Yard Burgers system included 150 restaurants, of which 42 were company-operated and 108 were franchised (of which 9 were co-branded restaurants with YUM! Brands, Inc). Unit activity for the quarter included one company-operated store opening and 11 franchised store openings. One company-operated store and two franchised stores were closed during the quarter. The Company also sold one of its company-operated stores during the 13-week period ended October 2, 2004 to a new franchisee, and this location will continue to be operated as a franchised store.

     The Company’s revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The Company’s revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

Results of Operations

The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the Company’s historical operations and operating data for the periods indicated.

	Thirty-Nine Weeks Ended
	October 2,	September 27,
	2004	2003
Revenues
Restaurant sales	87.3%	88.5%
Franchise and area development fees	1.4	.7
Royalty fees	7.5	6.7
Advertising fees	2.0	1.7
Other	1.8	2.4

Total revenues	100.0%	100.0%

Expenses
Cost of restaurant sales (1)	31.9%	32.3%
Restaurant operating expenses (1)	47.9	48.2
General and administrative	12.9	11.9
Advertising	6.3	5.9
Depreciation	4.8	4.7
Operating income	6.3	6.3
Interest expense	(1.1)	(1.3)
Other, net	—	(.2)
Income before income taxes	5.2	4.8
Income taxes (2)	(32.0)	(35.0)
Net income	3.5	3.1

	Thirty-Nine Weeks Ended
	October 2,	September 27,
	2004	2003
	($000’s)
System-wide restaurant sales
Company-operated	$26,665	$25,186
Franchised	57,353	48,217

Total	$84,018	$73,403

Average annual sales per restaurant open for a full year (3) (adjusted to fifty-two weeks for both current and prior year)
Company-operated	$819	$800
Franchised	$787	$766
System-wide	$799	$779
Number of restaurants
Company-operated	42	42
Franchised	108	87

Total	150	129

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

(3)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

Comparison of the Company’s Results for the Thirteen Weeks Ended October 2, 2004 and September 27, 2003.

     Restaurant sales increased 1.9% to $8,908,000 during the thirteen weeks ended October 2, 2004, from $8,739,000 for the year-earlier period. This increase is primarily the result of an increase of 2.2% in same-store sales at company-operated restaurants during the thirteen weeks ended October 2, 2004. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

     Franchise and area development fees increased to $226,000 for the thirteen weeks ended October 2, 2004, compared with $20,000 in the year-earlier period. Eleven new franchised stores opened during the thirteen weeks ended October 2, 2004 compared with two new franchised store openings in the year-earlier period.

     Royalty fees increased 25.0% to $830,000 during the thirteen week period ended October 2, 2004, compared with $664,000 during the third quarter of 2003. The change is due to a net increase of twenty-one franchised stores since September 27, 2003 resulting in increased franchised sales on which royalty fees are based as well as a 0.4% increase in same-store sales at franchised restaurants during the thirteen weeks ended October 2, 2004. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public. During the third quarter of 2004, 18 franchised locations were closed for a combined total of 54 operating days due to hurricanes.

     Advertising fees increased 53.1% to $248,000 during the thirteen week period ended October 2, 2004, from $162,000 during the third quarter of 2003. The change is primarily due to an increase in franchised restaurant sales, upon which a portion of the fees are based.

     Other revenues remained relatively flat at $180,000 during the thirteen week period ended October 2, 2004, compared with $179,000 during the third quarter of 2003.

     Cost of restaurant sales, consisting of food and paper costs, totaled $2,927,000 for the thirteen weeks ended October 2, 2004, compared with $2,861,000 in the year-earlier period, increasing as a percentage of restaurant sales to 32.9% from 32.7%. The increase in costs as a percentage of sales is due to an 11% increase in the cost of beef during the thirteen weeks ended October 2, 2004, as well as other food cost increases driven primarily by higher fuel costs over the year-earlier period. The margin impact of these cost increases was partially offset by two menu price increases of approximately 2% at company-operated restaurants in October 2003 and in June 2004.

     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $4,344,000 for the thirteen weeks ended October 2, 2004, from $4,300,000 in the same prior year period, decreasing as a percentage of restaurant sales to 48.8%, from 49.2% for the year-earlier period. This change was primarily due to a reduction in labor costs as a percentage of restaurant sales by 0.5% from the year-earlier period resulting from 2.2% improvements in same-store sales at company-operated restaurants during the thirteen weeks ended October 2, 2004.

     General and administrative costs which increased $342,000 to $1,438,000 for the thirteen weeks ended October 2, 2004 from $1,096,000 in the year-earlier period, increased as a percentage of total revenue for the thirteen weeks ended October 2, 2004, to 13.8% from 11.2% in the year-earlier period. $186,000 of the increase is related to increases in corporate personnel costs for annual merit increases, additional positions added since the prior year and increased personnel costs for staffing at franchised store openings. The remainder of the increase is primarily related to higher spending in the areas of travel for franchised store opening support, training and professional fees.

     Advertising expense which increased to $692,000 for the thirteen weeks ended October 2, 2004, from $604,000 in the same period in 2003, increasing as a percentage of total revenues to 6.7% from 6.2% in the year-earlier period. The Company increased spending on system-wide marketing promotions over the year-earlier period.

     Depreciation expense increased 9.8% to $492,000 for the thirteen weeks ended October 2, 2004, from $448,000 in the same period in 2003 due primarily to the addition of approximately $2.6 million in fixed assets since September 27, 2003.

     Interest expense decreased 12.1% to $109,000 for the thirteen weeks ended July 3, 2004, from $124,000 in the year-earlier period. Since September 27, 2003, long-term debt decreased by $910,000, or 16.3%, to $4,657,000 as of October 2, 2004.

     Other, net income increased by $56,000 to $35,000 for the thirteen weeks ended October 2, 2004, compared with a net expense of $21,000 in the prior year. The increase is due to the fact that the Company recognized approximately $57,000 in gains on the sale of assets during the thirteen weeks ended October 2, 2004, compared with zero in the year earlier period. Also included in this category are franchise and excise taxes and other miscellaneous income and expenses, and these items remained relatively flat with the year-earlier period.

Comparison of the Company’s Results for the Thirty-Nine Weeks Ended October 2, 2004 and September 27, 2003.

     Restaurant sales increased 5.9% to $26,665,000 during the thirty-nine weeks ended October 2, 2004, from $25,186,000 for the year-earlier period. This increase is primarily the result of an increase of 4.4% in same-store sales at company-operated restaurants during the thirty-nine weeks ended October 2, 2004. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

     Franchise and area development fees increased to $435,000 for the thirty-nine weeks ended October 2, 2004, compared with $185,000 in the year-earlier period. Twenty-two new franchised stores opened during the thirty-nine weeks ended October 2, 2004 compared with fourteen new franchised store openings in the year-earlier period

     Royalty fees increased 19.2% to $2,282,000 during the thirty-nine week period ended October 2, 2004, compared with $1,914,000 in the year-earlier period. The change is due to a net increase of twenty-one franchised stores since September 27, 2003 resulting in increased franchised sales on which royalty fees are based. This increase was partially offset by a 1.0% decrease in same-store sales at franchised restaurants during the thirty-nine weeks ended October 2, 2004. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

     Advertising fees increased 30.4% to $618,000 during the thirty-nine weeks ended October 2, 2004, from $474,000 during the year-earlier period. The change is due to an increase in franchised restaurant sales, upon which a portion of the fees are based.

     Other revenues decreased by $154,000 to $534,000 during the thirty-nine weeks ended October 2, 2004, from $688,000 during the year-earlier period. The decrease in other revenues is due to a reduction in miscellaneous revenues and a reduction in volume based incentive receipts under long-term contracts with vendors from the year-earlier period.

     Cost of restaurant sales, consisting of food and paper costs, totaled $8,493,000 for the thirty-nine weeks ended October 2, 2004, compared with $8,139,000 in the year-earlier period, decreasing as a percentage of restaurant sales to 31.9% from 32.3%. The decrease in costs as a percentage of sales is partially due to a combination of two menu price increases of approximately 2% at company-operated restaurants in October 2003 and in June 2004. Another contributing factor is that during the first seven months of 2003, the Company offered certain sandwich items at discounted prices in efforts to increase guest traffic and sales at company-operated restaurants. The Company has not pursued this discounting strategy during 2004, which has helped lower the Company’s cost of restaurant sales as a percentage of restaurant sales compared with the year-earlier period. These factors were partially offset by a 14% increase in the cost of beef for the thirty-nine weeks ended October 2, 2004 as well as other food cost increases driven primarily by higher fuel costs over the prior year period.

     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $12,770,000 for the thirty-nine weeks ended October 2, 2004, from $12,131,000 in the same prior year period, decreasing as a percentage of restaurant sales to 47.9%, from 48.2% for the year-earlier period. This change was primarily due to a reduction in labor costs as a percentage of restaurant sales by 0.3% from the year-earlier period resulting from 4.4% improvements in same-store sales at company-operated restaurants during the thirty-nine weeks ended October 2, 2004.

     General and administrative costs which increased $565,000 to $3,944,000 for the thirty-nine weeks ended October 2, 2004 from $3,379,000 in the year-earlier period, increased as a percentage of total revenue for the thirty-nine weeks ended October 2, 2004 to 12.9% from 11.8% in the year-earlier period. $325,000 of the increase is related to increases in corporate personnel costs for annual merit increases, additional positions added since the prior year and increased personnel costs for staffing at franchised store openings. The remainder of the increase is primarily related to higher spending in the areas of travel for franchised store opening support, training and professional fees.

     Advertising expense which increased to $1,926,000 for the thirty-nine weeks ended October 2, 2004, from $1,680,000 in the same period in 2003, increased as a percentage of total revenues to 6.3% from 5.9% in the year-earlier period. The Company increased spending on system-wide marketing promotions over the year-earlier period.

     Depreciation expense increased by $136,000 to $1,469,000 for the thirty-nine weeks ended October 2, 2004, from $1,333,000 in the same period in 2003 due primarily to the addition of approximately $2.6 million in fixed assets since September 27, 2003.

     Interest expense decreased 11.7% to $332,000 for the thirty-nine weeks ended October 2, 2004, from $376,000 in the year-earlier period. Since September 27, 2003, long-term debt decreased by $910,000, or 16.3%, to $4,657,000 as of October 2, 2004.

     Other, net expense was $11,000 for the thirty-nine weeks ended October 2, 2004, compared with a net expense of $49,000 in the prior year. The reduction in net expense is due to the fact that the Company recognized approximately $57,000 in gains on the sale of assets during the thirteen weeks ended October 2, 2004, compared with zero in the year earlier period. The difference was partially offset by a $13,000 increase in franchise and excise taxes over the year-earlier period. Also included in this category are other miscellaneous income and expenses, and these items remained relatively flat with the year-earlier period.

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

     No impairment charges were recorded during the thirty-nine weeks ended October 2, 2004, or the thirty-nine weeks ended September 27, 2003; however, in the past, the Company incurred non-cash charges for the effect of company-operated restaurant closings and impaired assets at company-operated restaurants. Also, related accruals for future lease payments of closed stores, net of estimated sub-lease income, were previously recorded.

Reserve for Closed Stores

     During the thirty-nine weeks ended October 2, 2004, $62,000 of lease obligation payments were incurred for closed stores and charged against this reserve and $16,000 in lease obligations were forgiven due to the negotiation of an early buyout of future lease obligations for one of the closed stores. This amount was recorded as a reduction in operating expenses during the thirteen weeks ended July 3, 2004. As of October 2, 2004, the Company’s remaining accrual for all future lease obligations discussed above was $3,000 for the remaining lease payments due, net of estimated sub-lease income.

Off-Balance Sheet Arrangements

     At October 2, 2004, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000, and the balance as of October 2, 2004 was approximately $477,000.

Liquidity and Capital Resources

     Capital expenditures totaled $2,029,000 for the thirty-nine weeks ended October 2, 2004 and $2,712,000 for the year-earlier period. Generally, the Company constructs its restaurant buildings on leased properties for company-operated restaurants. The average monthly lease cost for the 13 company-operated restaurants on leased sites at October 2, 2004 is approximately $3,500 per month. For the 20 restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $5,300.

     Cash from operations for the Company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation. Depreciation totaled $1,469,000 for the thirty-nine weeks ended October 2, 2004 and $1,333,000 for the year-earlier period.

     Cash provided by operations for the thirty-nine week period ended October 2, 2004, was $750,000 compared with $2,741,000 in the year-earlier period. $1,175,000 of this reduction in cash provided by operations was related to an $876,000 reduction in accounts payable and accrued expenses for the thirty-nine week period ended October 2, 2004 compared with a $299,000 increase in accounts payable and accrued expenses in the year earlier period. An additional $713,000 of the reduction in cash provided by operations was related to a $278,000 reduction in income taxes payable in the current year compared with a $435,000 increase in income taxes payable in the year-earlier period. This change is primarily due to the fact that the Company has a $137,000 income tax receivable as of October 2, 2004 and had $141,000 in income taxes payable at the end of FY 2003 compared with $139,000 in income taxes payable as of September 27, 2003 and $296,000 in income taxes receivable at the end of FY 2002. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment as well as the re-imaging of existing restaurants to reflect the Company’s new logo and related color scheme.

     As of October 2, 2004, the Company had total long-term debt of $4,657,000 and unused lines of credit and loan commitments of potential additional borrowings of $2,500,000. While the Company does have, in addition to this $2,500,000, an $876,000 loan commitment, the company does not anticipate drawing these funds due to high interest rates for the commitment. On February 11, 2003, the Company entered a loan agreement with a financial institution in the amount of $5,000,000. The loan agreement comprised the following three components: (1) a $2,500,000 five-year loan with a fixed rate of 5.2%. The funds from the five-year term loan were used to refinance approximately $2.3 million of existing term loans with an average interest rate of 6.8% and maturity dates ranging from one to two years, (2) a $2.0 million draw down line for future expansion with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants and (3) a $500,000 revolver line with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants. No long-term debt commitments or loan draws were made by the Company during the thirty-nine weeks ended October 2, 2004.

     On January 2, 2001, the Company’s board of directors adopted a stock repurchase plan that allows the Company to repurchase up to 500,000 shares of its outstanding common stock. As of October 2, 2004, the Company had repurchased 25,000 shares of common stock under the plan. No further purchases are anticipated in the near term.

     The Company has budgeted capital expenditures of approximately $3.0 million in fiscal year 2004, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of additional company-operated restaurants, the re-imaging of existing restaurants to reflect the Company’s new logo and related color scheme, addition of new menu boards, store equipment upgrades, and enhancements to existing financial and operating information systems. As of October 2, 2004, the Company had spent $2,029,000 of these budgeted capital expenditures. The Company expects to fund these capital expenditures through cash flow from operations, proceeds from the sale of the Kansas City location on July 9, 2004 and borrowings under existing loan commitments of up to $2.5 million.

Seasonality and Inflation

     While the Company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Although results were negatively impacted during the thirty-nine weeks ended October 2, 2004 due to a 14% increase in the cost of beef, in addition to increases in other food costs driven primarily by higher fuel costs, the Company has been able to offset the impact of inflation on income during the thirty-nine weeks ended October 2, 2004 with the implementation of two menu price increases of approximately 2% in October 2003 and June 2004. The company also implemented an additional menu price increase of approximately 2% effective October 3, 2004. Historically, the Company generally has been able to offset increases in operating costs by increasing menu prices or modifying its operating procedures. Additional increases in food, labor or other operating costs could adversely affect the Company’s operations. Depending on the impact the recent menu price increases have on guest traffic, the Company may not be able to offset the impact of additional cost increases in the near term with additional menu price increases and would need to offset these cost increases by modifying its operating procedures to improve efficiencies and profitability.

Conversion of Preferred Stock

     In accordance with the provisions of the Company’s Certificate of Incorporation regarding preferred stock, as a result of the Company’s having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder.

     The Company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of October 2, 2004, only 19,617 shares have yet to be converted.

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

     During the thirty-nine weeks ended October 2, 2004, the cost of beef increased approximately 14.0% over the prior year period while the cost of chicken was relatively stable. In light of what appeared to be a sustained period of increased beef costs, the Company implemented menu price increases of approximately 2% in June 2004 and October 2004 in order to partially offset these increased costs. It may be difficult to continue to raise menu prices to fully cover any future cost increases. Additional margin improvements may be required to be made through operational improvements, equipment advances and increased volumes to help offset these increases, due to the competitive state of the quick-service restaurant industry.

     Due to the competitive nature of the restaurant industry, site selection continues to be challenging as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.

     Franchised same-store sales decreased 1.0% and company-operated same-store sales increased 4.4% during the thirty-nine weeks ended October 2, 2004. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public. Management attributes the disparity between franchised and company-operated same-store sales to certain initiatives undertaken at company-operated restaurants that have yet to be fully implemented in the franchised stores.

     These initiatives include the re-imaging of existing company-operated restaurants to reflect the Company’s new logo and related color scheme. The Company completed the re-imaging of the exterior of all company-operated restaurants during the first quarter of 2004. Franchised locations are just beginning the process of being re-imaged, and the Company anticipates having the exterior of all franchised locations re-imaged by the end of 2005. As of the end of the third quarter of 2004, forty franchised locations had not had the stores’ exteriors re-imaged. All locations, both company-operated and franchised, constructed since the beginning of 2002 have been constructed with the Company’s new logo and related color scheme.

     The Company has been testing a late-night operations program at company-operated restaurants since the beginning of the second quarter of 2003. The Company intends to continue its late night operations at company-operated locations for the remainder of 2004 and during 2005, but has not mandated additional hours of operations for franchised stores at this time.

     The Company is also testing a breakfast program at ten of the 42 company-operated restaurants, which also had a positive impact on same-store sales at company-operated restaurants during the third quarter of 2004. The Company is still in the process of developing its menu and refining its operations for the breakfast program. Only two franchised locations were serving breakfast as of the end of the third quarter of 2004.

     The Company took two menu price increases at company-operated restaurants of approximately 2% that became effective in October 2003 and in June 2004, which also positively impacted same-store sales for company-operated restaurants.

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

Revenue Recognition:

     Revenue recognition at company-operated restaurants is recorded as customers pay for products at the time of sale. The earnings reporting process is covered by the Company’s system of internal controls and generally does not require significant management judgments and estimates. The Company calculates royalty income each week based upon amounts reported by franchisees and provides for estimated losses for revenues that are not likely to be collected. The Company maintains these allowances for doubtful accounts for estimated losses resulting from the inability of our franchisees and other borrowers to make required payments. If the financial conditions of our franchisees or other borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

     The Company collected funds during 2003 and 2004 from certain vendors relating to future purchases by the Company. The Company deferred these amounts as other deferred income. These funds are recorded as a reduction of cost of sales in a proportionate manner with respective future purchases. Under the terms of signed contracts, the Company is required to purchase specific volumes in future years. If these purchase volumes are not met, funds related to the volume shortages will be refunded to the vendors. All contracts entered into subsequent to December 29, 2002 are being accounted for under EITF 02-16.

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

Deferred Income Taxes:

     The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carry forwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $315,000 valuation allowance recorded on the Company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.

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

     Less than 10% of the Company’s debt portfolio as of October 2, 2004, had variable rates or had maturity dates of less than two years. With every 25 basis point increase in interest rates, the Company could be subject to additional interest expense of approximately $1,500 annually, depending on the timing of the rate changes and debt maturities.

     The Company has considered the use of hedging instruments to minimize interest rate fluctuation risk, but based on the debt portfolio structure described above, no hedging tool has been deemed necessary for the Company at this time.

Commodity Price Risk

     We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements on certain products; however, the cost the Company pays for beef fluctuates weekly based on beef commodity prices. The Company does not currently manage this risk with commodity future or option contracts.

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

     Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

     None

     Item 3 Defaults Upon Senior Securities

     Not Applicable

     Item 4 Submission of Matters to a Vote of Security Holders

     None

     Item 5 Other Information

     None

     Item 6 Exhibits

10.22	Severance Agreement, dated October 11, 2004, between the Registrant and Lattimore M. Michael

10.23	Severance Agreement, dated October 11, 2004, between the Registrant and William N. Griffith

10.24	Amended and Restated Severance Agreement, dated October 11, 2004, between the Registrant and Michael W. Myers

10.25	Amended and Restated Severance Agreement, dated October 11, 2004, between the Registrant and Michael G. Webb

31.1	Certification by the Chief Executive Officer

31.2	Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer

32.2	Certification by the Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BACK YARD BURGERS, INC.

Date: November 12, 2004	By:	/s/ Lattimore M. Michael
Lattimore M. Michael
Chairman and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Michael G. Webb
Michael G. Webb
Chief Financial Officer