Form 10-K
period 2005-01-01
BACK YARD BURGERS INC
filed 2005-04-18
CIK 901495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934

FOR THE FISCAL YEAR ENDED JANUARY 1, 2005
or
☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 1-12104

BACK YARD BURGERS, INC.

(Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	64-0737163 (IRS employer identification no.)

1657 N. Shelby Oaks Drive, Suite 105 Memphis, Tennessee (Address of principal executive offices)	38134-7401 (Zip code)

(901) 367-0888
(Registrant’s telephone number)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of Each Class	Name of Each Market on Which Listed

Common Stock, $.01 par value	Nasdaq SmallCap Market

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐.

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

     The aggregate market value of common stock held by non-affiliates on March 1, 2005 was approximately $20,332,000.

     The number of shares outstanding of the registrant’s common stock as of March 1, 2005 was 4,816,677.

     Certain portions of Part II are incorporated by reference from the registrant’s annual report to stockholders for the year ended January 1, 2005 and certain portions of Part III are incorporated by reference from the registrant’s proxy statement relating to the annual meeting of stockholders to be held on May 19, 2005.

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

Restatement of Financial Statements

     We have restated the consolidated balance sheet at January 3, 2004, and the consolidated statements of operations, stockholders’ equity and cash flows for the years ended January 3, 2004 and December 28, 2002 in this Annual Report on Form 10-K (see Note 3 of the Notes to Consolidated Financial Statements in Financial Supplement of this report). We have also restated the quarterly financial information for fiscal 2003 and the first three quarters of fiscal 2004 (see Note 17 of the Notes to Consolidated Financial Statements in the Financial Supplement of this report). The impact of the restatement on periods prior to fiscal year 2002 has been reflected as an adjustment to accumulated deficit as of December 29, 2001 in the accompanying consolidated statements of stockholders’ equity. We have also restated the applicable financial information for 2003, 2002, 2001, and 2000 in the Financial Supplement of this report. The restatement corrects our historical accounting for operating leases and leasehold improvements. The restatement adjustments had no impact on revenues, comparable store sales or cash balances. We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement, and the financial statements and related financial information contained in those reports should no longer be relied upon. Throughout this Form 10- K, all referenced amounts for prior periods and prior period comparisons reflect the balances and amounts on a restated basis.

PART I

ITEM 1. BUSINESS

General

     Back Yard Burgers (the “Company) operates and franchises quick-service restaurants in 18 states, primarily in markets throughout the Southeast region of the United States. Our restaurants specialize in charbroiled, freshly prepared, great tasting food. As our name implies, we strive to offer the same high-quality ingredients and special care typified by outdoor grilling in your own back yard. Our menu features made-to-order gourmet 100% Black Angus hamburgers and chicken sandwiches — charbroiled over an open flame, fresh salads, chili and other special entrees as well as hand-dipped milkshakes, fresh-made lemonade and fresh-baked cobblers. As of January 1, 2005, our operations included 42 company-operated restaurants and 114 franchised restaurants.

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

Growth Strategy

     During 2005, we will continue to focus on opening new company-operated and franchised restaurants and increasing same-store sales. Our growth strategy is to continue to:

•	set our restaurants apart from fast-food competition by serving premium fast food, enhancing our dine-in facilities and re-imaging existing facilities with the Company’s new logo and color schemes so that the design and feel of our restaurants will match the standards set by the quality of the food;

•	improve the work flow of existing units to improve productivity and throughput;

•	develop additional company-operated restaurants in existing markets and fund such development with cash flow from operations and additional debt or equity financing where warranted. We expect to open four company-operated restaurants in 2005;

•	develop additional franchised restaurants with a committed and experienced group of franchisees. We expect that approximately 35 franchised restaurants will open in 2005.

Restaurant Operations

     Restaurant Locations. The following tables set forth the number of restaurants located in each market of the Company’s system at January 1, 2005.

Company-operated:		Franchised:
	Number of		Number of
Core Markets	Restaurants	Core Markets	Restaurants
Memphis, TN Area	30	Kansas City, MO Area	10
Little Rock, AR Area	7	Ft. Wayne, IN Area	4
Nashville, TN Area	5	Knoxville, TN Area	4
Total	42	Memphis, TN Area	4
		Birmingham, AL Area	3
		Hickory, NC	3
		Jackson, MS Area	3
		Louisville, KY Area	3
		Orlando, FL Area	3
		St. Louis, MO Area	3
		Tulsa, OK Area	3
		Atlanta, GA Area	2
		Asheville, NC Area	2
		Charleston, SC Area	2
		Charlotte, NC Area	2
		Chattanooga, TN Area	2
		Evansville, IN Area	2
		Lexington, KY Area	2
		Little Rock, AR Area	2
		Paducah, KY Area	2
		State College, PA Area	2

		Other Markets (1)

		Mississippi	8
		Kentucky	6
		Alabama	5
		Missouri	5
		Georgia	4
		Louisiana	4
		North Carolina	3
		Florida	3
		Texas	3
		Arkansas	2
		South Carolina	2
		Illinois	1
		Indiana	1
		Kansas	1
		Ohio	1
		Oklahoma	1
		Virginia	1

		Total	114

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

	Year Ended
	January 1,	January 3,	December 28,	December 29,
	2005	2004	2002	2001
Restaurants
Company-operated
Open at beginning of period	42	42	37	35
Opened during period	2	1	5	2
Converted to Company	0	0	1	0
Converted to Franchise	(1)	0	0	0
Closed during period	(1)	(1)	(1)	0

Open at end of period	42	42	42	37

Franchised (a)
Open at beginning of period	90	77	67	58
Opened during period	31	19	15	13
Converted to Company	0	0	(1)	0
Converted to Franchise	1	0	0	0
Closed during period	(8)	(6)	(4)	(4)

Open at end of period	114	90	77	67

Total Restaurants	156	132	119	104

(a)	As of March 1, 2005, five franchised restaurants opened since January 1, 2005, two in Tallahassee, Florida and one each in Lee’s Summit, Missouri, Martinez, Georgia, and Huntsville, Alabama.

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

     Prior to 1994, the Company operated and franchised predominately double drive-thru restaurants without indoor dining. Since that time, the Company has added a number of indoor dining facilities to its operations, including the retrofitting of many existing double drive-thru restaurants to include indoor dining. At January 1, 2005, the number of restaurants with indoor dining was 34 company-operated facilities and 104 franchised facilities.

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

     Franchisee Support Services. The Company maintains a staff of six well-trained and experienced restaurant operations personnel whose only responsibilities are to help train and assist franchisees in opening new restaurants and to monitor the operations of existing restaurants. These services are provided as part of the Company’s franchise program. Upon the opening of a new franchised restaurant, the Company sends an opening team to the restaurant to assist the franchisee during the first several days that the restaurant is open. This management team works in the restaurant to monitor compliance with the Company’s standards as to quality of product and service.

     The Company employs six franchise field consultants, each of whom supervises franchised restaurants in defined geographic areas. Presently, the Company has one franchise field consultant for each 20 restaurants. That ratio will increase as existing franchisees develop new stores within existing territories. Each franchise field consultant has been fully trained by the Company to assist franchisees in implementing the operating procedures and policies of the Company once a restaurant is open. As part of these services, the franchise service representative rates the restaurant’s hospitality, food quality, speed of service and cleanliness and maintenance of facilities. The franchisees receive a written report of the findings and, if any deficiencies are noted, recommended procedures to be followed to correct such deficiencies. In addition, the consultant assists in developing business and marketing plans, as well as assisting in the training and development of the franchisee’s staff.

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

     Each area development agreement establishes the number of restaurants the franchisee is to construct and open in the territory during the term of the area development agreement after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee’s development schedule for the restaurants is set forth in the area development agreement. As of January 1, 2005, the Company had entered into franchise agreements and area development agreements with certain franchisees that require them to open or have under construction a minimum of 274 restaurants by the end of August 31, 2013. Of the 114 franchised restaurants open as of January 1, 2005, 93 were being operated under area development agreements by multiple unit franchisees and 21 were being operated under single franchise agreements by single unit franchisees. The Company may revoke an area development agreement of any franchisee that is unsuccessful in meeting its projected development schedule. During the past three years, the Company has exercised its right to terminate ten area development agreements, which related to the development of up to 23 stores, for lack of performance by multiple unit franchisees with respect to their projected development schedules. None of these agreements were terminated during 2004; however, the Company does anticipate the termination of at least two agreements, which relate to the development of up to 49 stores, during 2005 due to lack of required development under the agreements. The Company believes that its overall experience with franchisees who commit to develop restaurants under franchise agreements and area development agreements has been favorable, although there can be no assurance that future performance by franchisees under these agreements will be successful.

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

     Termination of Development Agreement with YUM Brands, Inc. Under the terms of a Development Agreement entered into in January 2002 with YUM! Brands, Inc., the Company granted YUM the right to use Back Yard Burgers’ trademarks in connection with the establishment and operation of up to ten Back Yard Burgers outlets as part of multi-brand units with Taco Bell, Pizza Hut and/or KFC operations. On May 19, 2004, the Company announced that YUM! decided to terminate future development with the Company to focus on multi-brand development with its existing brands. Of the 114 Back Yard Burgers franchised locations, 9 of them were co-branded units under the Development Agreement with YUM! Brands Inc. The Back Yard Burgers portions of these nine co-branded units were closed during March 2005. The Company anticipates that these closings will not have a material negative impact on its financial condition or its results of operations for the year ending December 31, 2005.

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

Government Regulations

     The Company is subject to Federal Trade Commission regulation and several state laws which regulate the offer and sale of franchises. The Company is also subject to state laws that regulate substantive aspects of the franchisor — franchisee relationship. The FTC’s Trade Regulation Rule on Franchising requires the Company to furnish to prospective franchisees a franchise offering circular containing information prescribed by this rule.

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

Employees

     As of March 1, 2005, the Company employed approximately 1,000 persons in its restaurant operations, 35 of whom are corporate personnel, 115 of whom are restaurant management and supervisory personnel and the remainder of whom are hourly restaurant personnel. Of the 35 corporate employees, 14 are in management positions and 21 are administrative or office employees.

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

ITEM 2. PROPERTIES

     Of the 42 company-operated restaurants as of January 1, 2005, the Company has entered into ground leases, as lessee, for 34 restaurants. The Company owns the real property for 8 restaurants. The Company’s leases are generally written for a term of five to 15 years with one or more five-year renewal options. The Company’s average monthly lease cost for the 13 company-operated restaurants located on leased sites is approximately $3,500 per month. For the 21 restaurants where the Company leases the building as well as the site, the average monthly cost is approximately $5,300 per month. Most leases are operating leases. Leasehold improvements made by the Company generally become the property of the landlord upon expiration or earlier termination of the lease; however, in most instances, if the Company is not in default under the lease, modular buildings remain the property of the Company and can be removed from the site upon expiration of the ground lease. With respect to the buildings and equipment relating to the 42 company-operated restaurants, management believes that its commercial insurance coverage is adequate. Also see “Business-Restaurant Operations.”

     The Company’s executive offices are located in approximately 7,500 square feet of leased space at 1657 N. Shelby Oaks Drive, Suite 105, Memphis, Tennessee 38134. The Company’s lease expires February 28, 2007 and provides for a minimum annual rent of $80,040. Also, BYB Properties, Inc., a wholly-owned subsidiary of the Company, rents nominal office space at 103 Faulk Road, Suite 200, Wilmington, Delaware 19803. The annual rent for this space is approximately $5,000.

ITEM 3. LEGAL PROCEEDINGS

     The Company is subject to legal proceedings, claims and liabilities, such as sexual harassment, slip and fall cases, etc., which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of the ultimate liability with respect to those actions will not have a materially adverse impact on our financial position or results of operations and cash flows.

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

Quarter Ended	High	Low
March 29, 2003	$5.01	$3.52
June 28, 2003	$6.40	$4.53
September 27, 2003	$6.62	$4.61
January 3, 2004	$7.96	$6.18

April 3, 2004	$8.50	$6.59
July 3, 2004	$8.45	$5.13
October 2, 2004	$5.99	$4.89
January 1, 2005	$7.46	$4.65

     At March 1, 2005, the common stock was held of record by approximately 530 record stockholders. On March 1, 2005, the last sale price for the common stock as reported by NASDAQ was $6.17 per share.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by Items 6, 7, 7A and 8 is incorporated herein by reference from the Financial Supplement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     No items are reportable hereunder.

ITEM 9A. CONTROLS AND PROCEDURES

     The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by the report. The evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”).

     In performing this evaluation, our management considered all disclosure controls and procedures and turned specific attention to our lease accounting practices in light of the restatement of our financial statements to correct our historical accounting for leases. A detailed discussion of the correction of the error and the impact of the restatement is included in Notes 3 and 17 of the notes to our consolidated financial statements.

     Our controls over the application of accounting policies related to lease terms and the related useful lives of leasehold improvements were ineffective to ensure that these policies complied with accounting principles generally accepted in the United States of America. Specifically, the deficiency in our controls over the application of our lease accounting policies failed to identify material misstatements in our financial statements, which resulted in restatements of our consolidated financial statements for the fiscal years ended 2003 and 2002, the four quarters of fiscal 2003 (unaudited), and the first three quarters of fiscal 2004 (unaudited). Accordingly, we concluded that this control deficiency constituted a material weakness in our internal control over financial reporting as of January 1, 2005. As a result of this determination, the Company’s management, including the CEO and CFO, concluded that our disclosure controls and procedures were not effective as of January 1, 2005. However, we have since remediated these deficiencies in our controls and procedures by implementing additional review procedures over the application of appropriate assumptions and factors affecting our lease accounting.

     There were no changes in our internal control during the quarter ended January 1, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have subsequently changed our accounting policies regarding the review, analysis and recording of new and current leases, including the selection and monitoring of appropriate assumptions and guidelines to be applied during the review and analysis of all the leases.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11. EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders to be held May 27, 2005, to be filed pursuant to Regulation 14A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Consolidated Financial Statements

     The following consolidated financial statements, notes related thereto and report of independent registered public accounting firm are referenced in Item 8 of this Form 10-K and are incorporated herein by reference from the Financial Supplement:

•	Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004 (restated)

•	Consolidated Statements of Operations for the years ended January 1, 2005 and January 3, 2004 (restated) and December 28, 2002 (restated)

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended January 1, 2005 and January 3, 2004 (restated) and December 28, 2002 (restated)

•	Consolidated Statements of Cash Flows for the years ended January 1, 2005 and January 3, 2004 (restated) and December 28, 2002 (restated)

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm

(a)(2)	Consolidated Financial Statement Schedules:

     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3)	Exhibits

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation. (4)

3.2	Amended and Restated By-Laws. (2)

4.1	Specimen Common Stock Certificate. (2)

10.1	Employment Agreement, dated April 15, 1993, between the Registrant and Lattimore M. Michael. (1)

10.2	Form of Incentive Stock Option Plan of 1993. (1)

10.3	Lease, dated February 1, 1990, between Trezevant Properties and the Registrant. (1)

10.4	Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture I by and among William L. Lester, Pattie F. Lester, Patricia B. Litow, Elizabeth B. Fox and Back Yard Burgers, Inc., dated November 15, 1994. (3)

10.5	Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture II by and among William L. Lester, Pattie F. Lester, Patricia B. Litow, Elizabeth B. Fox, Charles B. Fox, David P. Fox and Back Yard Burgers, Inc., dated November 15, 1994. (3)

10.6	1995 Employee Stock Purchase Plan of Back Yard Burgers, Inc. (4)

10.7	The 1995 Incentive Award Plan of Back Yard Burgers, Inc. (4)

10.8	Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture III by and among Pattie F. Lester, Patricia B. Litow, Elizabeth B. Fox, Charles B. Fox, David P. Fox, Alexandra B. Litow, Andrew R. Litow and Back Yard Burgers, Inc., dated September 12, 1995. (4)

10.9	Loan commitment by and between Phoenix Leasing Incorporated and Back Yard Burgers, Inc. dated October 4, 1996. (5)

10.10	Capital Contribution Agreement between Back Yard Burgers, Inc. and BYB Properties, Inc. dated October 10, 1997. (6)

10.11	Trademark Assignment by Back Yard Burgers, Inc. to BYB Properties, Inc. dated October 10, 1997. (6)

10.12	Trademark License Agreement between BYB Properties, Inc. and Back Yard Burgers, Inc. dated October 10, 1997. (6)

10.13	Revolving Loan Agreement regarding Uncommitted Line of Credit Agreement from BYB Properties, Inc. to Back Yard Burgers, Inc. dated October 10, 1997. (6)

10.14	Promissory Note by and between BYB Properties, Inc. and Back Yard Burgers, Inc. dated October 10, 1997. (6)

Exhibit
Number	Description
10.15	Tax Sharing Agreement between BYB Properties, Inc. and Back Yard Burgers, Inc. dated October 10, 1997. (6)

10.16	Form of Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture IV by and among William L. Lester, Pattie F. Lester, Alexandra B. Litow, Andrew R. Litow and Back Yard Burgers, Inc., dated August 28, 1998. (7)

10.17	Lease agreement by and between Belz Devco, L.P. and Back Yard Burgers, Inc. dated November 12, 1999. (8)

10.18	2002 Equity Incentive Plan of Back Yard Burgers, Inc. (9)

10.19	Loan agreement by and between First Tennessee Bank and Back Yard Burgers, Inc. dated February 11, 2003.(10)

10.20	Lease agreement by and between Batesville Back Yard Properties, LLC and Back Yard Burgers, Inc. dated May 1, 2002.(11)

10.21	Severance Agreement, dated October 11, 2004, between the Registrant and Lattimore M. Michael. (12)

10.22	Amended and Restated Severance Agreement, dated October 11, 2004, between the Registrant and Michael W. Myers. (12)

10.23	Amended and Restated Severance Agreement, dated October 11, 2004, between the Registrant and Michael G. Webb. (12)

10.24*	Separation Agreement by and between Back Yard Burgers, Inc. and William N. Griffith dated January 7, 2005.

10.25*	Consulting Services Agreement by and between Back Yard Burgers, Inc. and William N. Griffith dated January 7, 2005.

10.26*	Amendment to Stock Option Plans and Agreement by and between Back Yard Burgers, Inc. and William N. Griffith dated January 7, 2005.

10.27*	Franchise Agreement by and between Back Yard Burgers, Inc. and William N. Griffith dated January 7, 2005.

10.28*	Area Development Agreement by and between Back Yard Burgers, Inc. and William N. Griffith dated January 7, 2005.

21*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification by the Chief Executive Officer.

31.2*	Certification by the Chief Financial Officer.

32.1*	Certification by the Chief Executive Officer.

32.2*	Certification by the Chief Financial Officer.

*	Filed herewith.

(1)	Previously filed with the Securities and Exchange Commission (the “Commission”) as an Exhibit to the Registrant’s Form SB-2 on April 20, 1993 (File No. 33-61356).

(2)	Previously filed with the Commission as an Exhibit to the Registrant’s Amendment No. 2 to Form SB-2 on June 25, 1993 (File No. 33-61356).

(3)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated December 31, 1994 and filed on March 31, 1995.

(4)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-QSB, dated September 30, 1995 and filed on November 14, 1995.

(5)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated December 28, 1996 and filed on March 28, 1997.

(6)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated January 3, 1998 and filed on April 3, 1998.

(7)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-QSB dated October 3, 1998 and filed on November 17, 1998.

(8)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated January 1, 2000 and filed on March 31, 2000.

(9)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated December 29, 2001 and filed on March 28, 2002.

(10)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-Q dated March 29, 2003 and filed on May 13, 2003.

(11)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated January 3, 2004 and filed on April 2, 2004.

(12)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-Q dated October 2, 2004 and filed on November 16, 2004.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACK YARD BURGERS, INC.
By:	/s/ Lattimore M. Michael
Lattimore M. Michael, Chairman
and Chief Executive Officer

Date:	April 15, 2005

     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lattimore M. Michael	Chairman of the Board and

Lattimore M. Michael	Chief Executive Officer	April 15, 2005

/s/ Michael W. Myers	President and Chief Operating Officer	April 18, 2005

Michael W. Myers

/s/ Michael G. Webb	Chief Financial Officer	April 15, 2005

Michael G. Webb

/s/ W. Kurt Henke	Director	April 18, 2005

W. Kurt Henke

/s/ Jim Peterson	Director	April 18, 2005

Jim Peterson

/s/ William B. Raiford, III	Director	April 18, 2005

William B. Raiford, III

/s/ Joseph L. Weiss	Director	April 18, 2005

Joseph L. Weiss

INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED JANUARY 1, 2005

Page

Selected Consolidated Financial Data	F-1

Management’s Discussion And Analysis of Financial Condition And Results Of Operations	F-2

Consolidated Balance Sheets as of January 1, 2005 and January 3, 2004 (restated)	F-14

Consolidated Statements of Operations for the years ended January 1, 2005 and January 3, 2004 (restated) and December 28, 2002 (restated)	F-15

Consolidated Statements of Changes in Stockholders’ Equity for the years ended January 1, 2005 and January 3, 2004 (restated) and December 28, 2002 (restated)	F-16

Consolidated Statements of Cash Flows for the years ended January 1, 2005 and January 3, 2004 (restated) and December 28, 2002 (restated)	F-17

Notes to the Consolidated Financial Statements	F-18

Report of Independent Registered Public Accounting Firm	F-32

Selected Consolidated Financial Data

(in thousands, except per share data)

     The selected consolidated financial data presented below for each of the years in the five-year period ended January 3, 2004 was derived from the Company’s audited Consolidated Financial Statements. The following years, 2003 through 2000, have been restated to reflect the correction of certain lease accounting issues described in Note 3 of the Notes to the Consolidated Financial Statements. The correction associated with the restatement also impacted years prior to the year ended December 30, 2000, and the related correction to retained earnings as of January 1, 2000 was a reduction of $314,000. The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

		January 3,	December 28,	December 29,	December 30,
	January 1,	2004 (1)	2002	2001 (3)	2000 (4)
	2005	(restated)	(restated)	(restated)	(restated)

OPERATIONS

Restaurant Sales	$34,912	$34,279	$30,951	$27,541	$26,182
Total revenues	40,183	38,647	34,464	30,919	29,051
Total royalties (2)	3,108	2,621	2,172	1,984	1,658
Income (loss) before income taxes	1,789	1,772	2,082	1,480	628
Net income (loss)	1,264	1,225	1,397	962	400

FINANCIAL POSITION
Total assets	$24,269	$24,769	$22,405	$19,545	$17,829
Property and equipment, net	17,746	18,672	17,307	13,977	12,422
Debt	4,900	5,676	6,250	5,772	5,403
Shareholders’ equity	14,476	13,078	11,759	10,156	9,175

PER SHARE DATA
Net income – basic	$0.26	$0.26	$0.30	$0.21	$0.09
Net income – diluted	0.25	0.24	0.28	0.20	0.09
Dividends	0.00	0.00	0.00	0.00	0.00
Market price at year end	7.50	6.52	4.00	3.70	0.66

OTHER DATA
Capital expenditures	2,178	3,329	4,861	2,791	1,063

(1)	Because the Company’s fiscal year ends on the Saturday closest to December 31, the fiscal year ended January 3, 2004 contains 53 weeks, while the fiscal years ended January 1, 2005, December 28, 2002, December 29, 2001, and December 30, 2000 contain 52 weeks.

(2)	Total royalties are derived from sales at franchised restaurants of $78.3 million in 2004, $66.2 million in 2003, $54.0 million in 2002, $50.2 million in 2001 and $42.3 million in 2000.

(3)	The impact of the restatement was a reduction of net income of $65,000 for the year ended December 29, 2001.

(4)	The impact of the restatement was a reduction of net income of $66,000 for the year ended December 30, 2000.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations

Introduction

          The following discussion and analysis should be read in conjunction with the Back Yard Burgers’ (the “Company”) consolidated financial statements and notes thereto, included elsewhere in this annual report. Because Back Yard Burgers’ fiscal year ends on the Saturday closest to December 31, fiscal 2003 contains 53 weeks versus 52 weeks for 2004 and 2002. As a result, operating results for fiscal 2003 are not directly comparable with those of the 52-week periods.

          As of January 1, 2005, the Back Yard Burgers system included 156 restaurants, of which 42 were company-operated and 114 were franchised. The Company’s revenues are derived primarily from company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation, amortization and advertising) relate directly to company-operated restaurants, while general and administrative expenses relate to both company-operated restaurants and franchise operations. The Company’s revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by public and promotional activities. As a result, the timing of openings can affect the average volume and other period-to-period comparisons.

Restatement of Financial Statements

          The Company has conducted a review of its accounting policies applicable to leases and leasehold improvements. This review was prompted in part by a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the American Institute of Certified Public Accountants regarding proper accounting for certain operating lease matters under generally accepted accounting principles (“GAAP”). The restatement adjustments are non-cash and had no impact on revenues or cash and cash equivalents.

     Lease Term

          Historically, when accounting for leases with renewal options, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term without regard for renewal options or any periods during which the Company had use of the property but was not charged rent by a landlord (“rent holiday”). The Company has concluded that its calculation of straight line rent expense should be based on the lease term as defined in SFAS No. 13, Accounting for Leases, as amended, which in most cases exceeds the initial term of the lease. As a result, the Company has restated its financial statements to recognize rent expense on the straight-line basis over the lease term, including rent holidays and option periods for which failure to renew the lease imposes an economic penalty on the Company of such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control over the property, which is generally when the lessor’s property is substantially complete and is ready for tenant improvements. As a result, the Company’s deferred rent liability, included in other deferred liabilities in the accompanying financial statements, has increased on a restated basis.

     Depreciation

          Historically, the Company depreciated its buildings, leasehold improvements and other long-lived assets on leased properties over a period that included both the initial non-cancelable term of the lease and all option periods provided for in the lease (or the useful life of the assets if shorter). The Company has concluded that these assets should be amortized over the shorter of the lease term or the useful life of the assets. As a result, it has restated its financial statements to recognize depreciation on leasehold improvements over the shorter of the lease term or the useful life of the assets.

     Sale Leaseback Transactions

          The Company has also restated for the impact of a land lease that was previously accounted for as an operating lease. It was determined that the lease did not qualify for sale leaseback treatment under SFAS 98, and should have been accounted for as financing.

     Restatement

          The Company restated its consolidated balance sheet at January 3, 2004, and the consolidated statements of operations, cash flows and stockholders equity for the years ended 2003 and 2002. The impact of the restatement was a reduction of net income of $84,000 in 2003 and $80,000 in 2002. Additionally, the restatement has been reflected as a cumulative effect to accumulated deficit as of December 29, 2001 in the accompanying consolidated statements of stockholders’ equity for the effects of the errors prior to December 29, 2001. The Company also restated the quarterly financial information for fiscal 2003 and the first three quarters of 2004 (see Note 17 of Notes to Consolidated Financial Statements).

          We have not amended our previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q for the restatement nor do we plan to amend those filings; consequently, the financial statements and related financial information contained in such reports should no longer be relied upon.

          The following discussion of our financial condition and results of operations gives effect to the restatement and should be read in conjunction with the consolidated financial statements and related notes.

Results of Operations

          The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company’s historical operations and operating data for the periods indicated.

	For the Years Ended
		January 3,	December 28,
	January 1,	2004	2002
	2005	(restated)	(restated)

Revenues
Restaurant sales	86.9%	88.7%	89.8%
Franchise and area development fees	1.5	1.0	0.7
Royalty fees	7.7	6.8	6.3
Advertising fees	2.2	1.7	1.6
Other operating revenue	1.7	1.8	1.6

Total revenue	100.0%	100.0%	100.0%

Costs and Expenses
Cost of restaurant sales (a)	31.7%	31.9%	30.2%
Restaurant operating expenses (a)	47.9	48.1	47.1
General and administrative	13.3	11.7	12.9
Advertising	6.6	6.1	5.8
Depreciation and amortization	5.2	5.0	4.2
Operating income	5.7	6.2	7.8
Interest income	0.0	0.0	0.0
Interest expense	(1.2)	(1.4)	(1.6)
Other, net	(0.1)	(0.2)	(0.3)
Income before taxes	4.5	4.6	6.0
Income tax expense (b)	29.3	30.9	32.9
Net Income	3.1	3.2	4.1

(a)	As a percentage of restaurant sales.

(b)	As a percentage of income before taxes.

	For the Years Ended
	January 1,	January 3,	December 28,
	2005	2004	2002

Average annual sales per restaurant open for a full year (1)
Company-operated	$828,000	$826,000	$778,000
Franchised	808,000	782,000	810,000
Combined	815,000	799,000	797,000

Number of restaurants (2)
Company-operated	42	42	42
Franchised	114	90	77

Total	156	132	119

(1)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of six months of operations, as sales during the period immediately after opening tend to be higher due to promotions and trial by public.

(2)	As of March 1, 2005, five franchised restaurants have opened since January 1, 2005, two in Tallahassee, Florida and one each in Lee’s Summit, Missouri, Martinez, Georgia, and Huntsville, Alabama.

COMPARISON OF FISCAL YEAR 2004 TO FISCAL YEAR 2003

          Back Yard Burgers’ fiscal year ends on the Saturday closest to December 31. As a result, fiscal 2003 contains 53 weeks versus 52 weeks for the current year. Therefore, all references to fiscal 2003 are for the 53-week period ended January 3, 2004 and all references to fiscal 2004 are for the 52-week period ended January 1, 2005.

          Restaurant sales at company-operated restaurants increased 1.8% to $34,912,000 during 2004 from $34,279,000 during 2003. The increase is partially the result of a 2.8% increase in same-store sales at company-operated restaurants open for more than one year.

          Franchise and area development fees were $620,000 during 2004, an increase of 64.0% from $378,000 in 2003. Thirty-one new franchised restaurants were opened in 2004, compared with nineteen new franchised units opened in 2003. The Company recorded $86,000 in fees for the cancellation of franchise and area development agreements in 2003 compared with zero in 2004, which partially offsets the increase in fees due to increased openings.

          Royalty fees increased 18.6% to $3,108,000 during 2004 from $2,621,000 during 2003. The increase is the result of an increase in franchised sales upon which the fees are based. The increase in franchised restaurant sales was due to a net unit growth of twenty-four franchised stores. The increase is partially offset by a decrease of 0.7% in same-store sales for franchised units during 2004.

          Advertising fees increased 31.0% to $866,000 for 2004 from $661,000 during 2003. The increase is primarily due to the increase in franchised restaurant sales, upon which a portion of the fees is based.

          Other revenues remained relatively flat at $677,000 for 2004 and $708,000 for 2003. The decrease in other revenues is due to a decrease in other miscellaneous revenues.

          Cost of restaurant sales, consisting of food, beverage and paper costs, totaled $11,066,000 during 2004 compared to $10,935,000 during 2003, decreasing to 31.7% as a percentage of restaurant sales during 2004 from 31.9% for 2003. The decrease is primarily due to two price increases of approximately 2% each implemented by the Company during 2004. These price increases were partially offset by an 11% increase in the cost of beef over the prior year as well as other miscellaneous cost increases driven primarily by higher fuel costs over the year-earlier period.

          Restaurant operating expenses, consisting of labor, supplies, utilities, rent, insurance and certain other unit level operating expenses, increased to $16,726,000 for 2004 from $16,494,000 during 2003. These expenses in total remained relatively flat as a percentage of restaurant sales at 47.9% in 2004 compared with 48.1% in 2003. Labor costs as a percentage of restaurant sales decreased by 0.4% but this savings was offset by higher spending for utilities and property taxes.

          General and administrative costs increased $816,000, or 17.8%, to $5,349,000 during 2004 from $4,533,000 in 2003, increasing as a percentage of total revenue to 13.3% from 11.7% during 2003. Corporate personnel related costs, including benefit costs, increased by approximately $444,000 over the prior year. The Company also incurred an additional $214,000 in professional & consulting fees compared with the prior year as well as an additional $73,000 in travel expenses compared with the prior year for franchisee support and openings. The remainder of the increase is due to increases in other miscellaneous general and administrative costs incurred by the Company during fiscal year 2004.

          Advertising expense, which increased to $2,652,000 for 2004 from $2,349,000 during 2003, increased as a percentage of total revenues to 6.6% in 2004 compared with 6.1% in 2003. The Company spent approximately 5% of net restaurant sales at company-operated stores on local store advertising, including media and print advertising in the three markets in which the company-operated restaurants are located during both FY 2004 and FY 2003. In addition, all stores (both company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund (see Note 13). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues is related to the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.

          Depreciation expense was $2,096,000 during 2004 compared with $1,945,000 during 2003. This increase was primarily related to $2.2 million in fixed asset additions during 2004 as well as $3.3 million in fixed asset additions in 2003, primarily related to the re-imaging of company-operated restaurants and the construction of new company-operated restaurants.

          Interest expense decreased 11.1% to $479,000 for the year ended January 1, 2005 from $539,000 in the prior year. This decrease primarily results from lower average debt outstanding during 2004. Debt outstanding as of January 1, 2005 was $4,900,000, a decrease of $776,000 or 13.7% from the year-earlier period.

          Other, net expense was $31,000 in 2004 compared with $86,000 in expense for 2003. The Company recorded a net $69,000 gain on the sale and disposal of assets during 2004 compared with a net $18,000 loss during 2003. This decrease in net expense was partially offset by an increase in franchise tax expense of $22,000 for the fifty-two weeks ended January 1, 2005, over the year-earlier period. Also included in this category is other miscellaneous income and expenses and these income and expense categories were relatively consistent between the two years.

          Income tax expense, which decreased by $22,000 to $525,000 from $547,000 in 2003, decreased as a percentage of pre-tax income to 29.3% in 2004 from 30.9% in 2003. The decrease in income tax expense as a percentage of pre-tax income is primarily a result of a $100,000 work opportunity tax credit earned by the Company during 2004 compared with a $62,000 credit earned in 2003.

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

          Other revenues increased 25.1% to $708,000 for 2003 from $566,000 during 2002. The increase in other revenues is due to an increase in income earned by the Company from vendors based on franchisee purchases which have no specific incremental impact to costs of the Company, sales of proprietary spices and other miscellaneous revenues.

          Cost of restaurant sales, consisting of food, beverage and paper costs, totaled $10,935,000 during 2003 compared to $9,335,000 during 2002, increasing to 31.9% as a percentage of restaurant sales during 2003 from 30.2% for 2002. The increase is primarily due to an 11% increase in the cost of beef over the prior year, as well as additional costs associated with implementing new menu items and promotions offering certain sandwich items at a discounted price in efforts to increase guest traffic and sales at company-operated restaurants.

          Restaurant operating expenses, consisting of labor, supplies, utilities, rent, insurance and certain other unit level operating expenses, increased to $16,494,000 for 2003 from $14,570,000 during 2002, increasing as a percentage of restaurant sales to 48.1% from 47.1% in 2002. Labor costs as a percentage of restaurant sales increased by 0.4% primarily due to the implementation of a late-night operations program, requiring an additional investment in labor at the stores. Labor benefit costs have also risen due to increases in health insurance costs. The remainder of the increase is due to higher spending for repairs and maintenance, utilities, insurance and property taxes.

          General and administrative costs increased $98,000 to $4,533,000 during 2003 from $4,435,000 in 2002, decreasing as a percentage of total revenue to 11.7% from 12.9% during 2002. Personnel related costs, including recruiting, training and benefit costs, increased by approximately $200,000 over the prior year. The increase is partially offset by a decrease of $88,000 in store pre-opening costs to $63,000 in 2003 from $151,000 in 2002.

          Advertising expense, which increased to $2,349,000 for 2003 from $1,985,000 during 2002, remained relatively flat as a percentage of total revenues at 6.1% in 2003 compared with 5.8% in 2002. The Company spent approximately 5% of net restaurant sales at company-operated stores on local store advertising, including media and print advertising in the three markets in which the company-operated restaurants are located during both FY 2004 and FY 2003. In addition, all stores (both company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund (see Note 13). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues is related to the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.

          Depreciation expense was $1,945,000 during 2003 compared with $1,442,000 during 2002. This increase was primarily related to $3.3 million in fixed asset additions during 2003 as well as $4.9 million in fixed asset additions in 2002, primarily related to the re-imaging of company-operated restaurants and the construction of new company-operated restaurants.

          Interest expense was relatively flat at $539,000 for the year ended January 3, 2004 compared with $544,000 in the prior year. While debt outstanding as of January 3, 2004 was $5,676,000, a decrease of $574,000 or 9.2% from the year-earlier period, the average debt outstanding was relatively flat at approximately $6.0 million for both years.

          Other, net expense was $86,000 in 2003 compared with $88,000 in expense for 2002. The Company also wrote off $23,000 in deferred loan costs during 2002 for which there were no comparable costs during 2003. These decreases in expense were partially offset by an increase in franchise tax expense of $27,000 for the fifty three weeks ended January 3, 2004, over the year-earlier period. Also included in this category are gains or losses on the sale/disposal of assets and other miscellaneous income and expenses and these income and expense categories, which were relatively consistent between the two years.

          Income tax expense, which decreased by $138,000 to $547,000 from $685,000 in 2002, decreased as a percentage of pre-tax income at 30.9% in 2003 compared with 32.9% in 2002. The decrease in income tax expense as a percentage of pre-tax income is primarily the result of a $62,000 work opportunity tax credit earned by the Company during 2003 compared with no credit in 2002.

Impairment of Long-Lived Assets

          The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, at the beginning of 2002. We assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At each balance sheet date, the Company assesses whether there has been impairment in the value of all long-lived assets by determining whether projected undiscounted future cash flows from operations for each restaurant, as defined in SFAS No. 144, exceed its net book value as of the assessment date. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired.

          No impairment charges were recorded by the Company during fiscal years 2004, 2003 or 2002; however, management has identified three company-operated stores which are currently performing at levels which, if improvements in cash flows are not made, may result in management revising its projected undiscounted future cash flows for these restaurants. This, in turn, may result in an impairment of value. Management intends to address these issues through increased local marketing efforts for these locations and will continue to monitor their performance.

          The Company had $61,000 in reserves for closed properties at the end of fiscal year 2002. Lease payments of $39,000 were incurred and charged against this additional reserve during 2003. The Company also recorded $59,000 in additional closed store reserves during 2003 related to future lease payments of closed stores, net of estimated sub-lease income. The company recorded these reserves as a restaurant operating expense. As of January 3, 2004, the company’s remaining accrual for future lease obligations related to closed stores was $81,000.

          During 2004, lease payments of $65,000 in 2004 were incurred and charged against this reserve, and $16,000 in lease obligations were forgiven due to the negotiation of an early buyout of future lease obligations for one of the closed stores. The company recorded the $16,000 in forgiven lease obligations as a reduction in restaurant operating expense. As of January 1, 2005, the Company had no remaining accrual for future lease obligations for closed stores.

Liquidity and Capital Resources

          Capital expenditures totaled $2,178,000 in 2004, $3,329,000 in 2003 and $4,861,000 in 2002. Generally, the Company constructs its restaurant buildings on leased properties for its company-operated restaurants. The average monthly lease cost for the 13 company-operated restaurants on leased sites at January 1, 2005 is approximately $3,500 per month. For the 21 restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $5,300.

          Cash from operations for the Company is normally primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation. Depreciation totaled $2,096,000 in 2004, $1,945,000 in 2003 and $1,442,000 in 2002.

          Cash provided by operations in 2004 was $1,765,000 compared with $4,188,000 in 2003. $921,000 of this $2,423,000 decrease in cash provided by operations was related to a $1,038,000 reduction in accounts payable and accrued expenses for the fifty-two week period ended January 1, 2005 compared with a $117,000 decrease in accounts payable and accrued expenses in the year earlier period. An additional $566,000 of the reduction in cash provided by operations was related to a $129,000 reduction in income taxes payable in the current year compared with a $437,000 increase in income taxes payable in the year-earlier period. This change is primarily due to the fact that the Company has a $12,000 income tax payable as of January 1, 2005 and had $141,000 in income taxes payable at the end of FY 2003 and $296,000 in income taxes receivable at the end of FY 2002 due to an overpayment of income taxes during FY 2002. $489,000 of the reduction in cash provided by operations was due a reduction in net cash flows from deferred franchise and area development fees. The company collects franchise and area development fees when agreements are entered, and defers the recognition of the fees as income until the franchised locations opened. In FY 2003, the company had positive cash flows of $696,000 from franchise and area development fees compared with $257,000 positive cash flows in FY 2004. Another significant item contributing to the decline in cash provided from operations was related to other deferred income (see Note 1 of the Notes to the Consolidated Financial Statements). More funds were collected from vendors in FY 2003 than were earned and less funds were collected from vendors in FY 2004 than were earned. As a result of the timing of these collections, net cash provided by operations was positively impacted by $248,000 in FY 2003 compared with a negative impact of $141,000 in FY 2004, resulting in a $389,000 swing from year to year. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment as well as the re-imaging of existing restaurants to reflect the Company’s new logo and related color scheme. Cash provided by operations in 2003 was $4,188,000 compared with $3,839,000 in 2002.

          The Company incurred no additional long-term debt financing during the year ended January 1, 2005 and made $776,000 in principal payments on existing debt during the year ended January 1, 2005. As of January 1, 2005, the Company had total long-term debt of $4,900,000 and unused lines of credit and loan commitments of potential additional borrowings of $2,500,000.

          During 2003, the Company entered a loan agreement with a financial institution in the amount of $5,000,000. The loan agreement comprised the following three components: (1) a $2,500,000 five-year loan with a fixed rate of 5.2%. The funds from the five-year term loan were used to refinance approximately $2.3 million of existing term loans with an average interest rate of 6.8% and maturity dates ranging from one to two years, (2) a $2.0 million draw down line for future expansion with a variable rate of interest equal to the one-month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants and (3) a $500,000 revolver line with a variable rate of interest equal to the one-month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants. The Company net long term debt outstanding was reduced by $574,000 from December 28, 2002 to January 3, 2004. As of January 3, 2004, the Company had total long-term debt of $5,676,000 and unused lines of credit and loan commitments of potential additional borrowings of $2,500,000.

          The Company incurred $1,062,000 in additional long-term debt financing during the year ended December 28, 2002 and made $584,000 in principal payments on existing debt during the year ended December 28, 2002.

          On January 2, 2001, the Company’s board of directors adopted a stock repurchase plan that allows the Company to repurchase up to 500,000 shares of its outstanding common stock. As of January 1, 2005, the Company had repurchased 25,000 shares of common stock under the plan. No purchases were made during fiscal years 2003 or 2004 and no further purchases are anticipated in the near term.

          The Company is budgeting capital expenditures of approximately $5.5 to $6.0 million in fiscal year 2005, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of four additional company-operated restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems. The Company expects to fund fiscal year 2005 capital expenditures with cash flow from operations and borrowings under the loan agreement entered in February of 2003. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the credit facility will meet the Company’s needs for the foreseeable future.

Contractual Commitments

          The Company has contractual obligations and commercial commitments including long-term debt, lease obligations and future purchase obligations. The table below presents our future contractual obligations (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Long-term debt	$1,812	$587	$1,109	$116	$—
Interest payments	169	88	78	3	—
Capital leases	5,100	520	951	833	2,796
Operating leases (1)	6,078	1,345	2,026	1,062	1,645
Purchase obligations	5,362	833	1,640	1,459	1,430

Total contractual obligations	$18,521	$3,373	$5,804	$3,473	$5,871

(1)	Represents aggregate minimum lease payments. Some of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales.

Qualitative and Quantitative Disclosure about Market Risk

          The Company is exposed to certain financial market risks, the most predominant being fluctuations in the re-pricing of fixed rate debt at maturity. Management monitors interest rate fluctuations as an integral part of the Company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potential adverse effect on our results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as food, labor and occupancy costs.

          The Company’s entire long-term debt portfolio is financed with fixed rate debt. Less than 10% of the Company’s debt portfolio as of January 1, 2005, had maturity dates of less than two years. With every 25 basis point increase in interest rates, the Company could be subject to additional interest expense of approximately $1,500 annually, depending on the timing of the rate changes and debt maturities.

          The Company has considered the use of hedging instruments to minimize interest rate fluctuation risk, but based on the debt portfolio structure described above, no hedging program has been deemed necessary for the Company at this time.

Seasonality and Inflation

          While the Company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Although results were negatively impacted during 2004 due to an 11% increase in the cost of beef, management does not believe that inflation has had a material effect on income during the fifty-two weeks ended January 1, 2005. Increases in food, labor or other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

Conversion of Preferred Stock

          In accordance with the provisions of the Company’s Restated Certificate of Incorporation regarding preferred stock, as a result of the Company’s having attained after-tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The Company has notified preferred stockholders of their right to convert preferred stock to common stock and anticipates that all shares of preferred stock will be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of January 1, 2005, only 19,269 shares have yet to be converted.

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

          On an ongoing basis, management evaluates company estimates, including those related to bad debts, carrying value of investments in property and equipment, goodwill, income taxes, contingencies and litigation. Management bases company estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

          The Company also earns income from certain vendors based on purchases made by our franchisees from those vendors. The Company records this income as other revenues in its statement of operations.

          Long-Lived Assets:

          The restaurant industry is capital intensive. The Company has approximately 73% of its total assets invested in property and equipment. The Company capitalizes only those costs that meet the definition of capital assets under generally accepted accounting principles. Accordingly, repairs and maintenance costs that do not extend the useful life of the asset are expensed as incurred.

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

          Due to the fact that the Company invests a significant amount in the construction or acquisition of new restaurants, the Company has risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. We assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. The Company periodically performs this test on each of our restaurants to evaluate whether impairment exists. Factors influencing our judgment include the age of the restaurant (new restaurants have significant start up costs which impede a reliable measure of cash flow), estimation of future restaurant performance and estimation of restaurant fair value. Due to the fact that the management can specifically evaluate impairment on a restaurant by restaurant basis, the Company has historically been able to identify impaired restaurants and record the appropriate adjustment.

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

          Deferred Income Taxes:

          The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $366,000 valuation allowance recorded on the Company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.

          Leases:

          When determining the lease term for purposes of recording depreciation and rent or for evaluating whether a lease is capital or operating, the Company includes option periods for which failure to renew the lease imposes an economic penalty on the Company of such an amount that a renewal appears, at the inception of the lease, to be reasonably assured.

          For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis over the lease term as that term is defined in SFAS No. 13, as amended, including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Contingent rentals are generally based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of stipulated amounts, and thus are not included in minimum lease payments but are included in rent expense when incurred. The Company has received no leasehold improvement incentives by a landlord. No individual lease is material to the Company.

          Stock-Based Compensation:

          SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require a fair value based method of accounting for employee stock options or similar equity instruments. SFAS No. 123 allows an entity to continue to measure compensation costs under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” but requires pro forma disclosure of net earnings as if the fair value based method of accounting had been applied. The Company elected to follow APB No. 25 and related interpretations in accounting for our employee stock options.

          In December 2004, the FASB issued SFAS 123 (Revised), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for annual reporting periods beginning after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS 123R on January 1, 2006. Historically, the compensation expense recognized related to stock options under this APB No. 25 has been minimal. As a result, adoption of the provisions of SFAS 123R is expected to have a significant impact to reported net income and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

Off-Balance Sheet Arrangements

          At January 1, 2005, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of January 1, 2005, was approximately $477,000.

Known Trends and Uncertainties

          During 2004, the cost of beef increased approximately 11% over the prior year while the cost of chicken was relatively stable. In light of what appeared to be a sustained period of increased beef costs, the Company implemented menu price increases of approximately 2% effective in June 2004 and October 2004 in order to partially offset these increased costs. It may be difficult to raise menu prices to fully cover any future cost increases, but to the extent permitted by competition, we may implement additional menu price increases if deemed necessary. Additional margin improvements may have to be made through operational improvements, equipment advances and increased volumes to help offset these cost increases, due to the competitive state of the quick-service restaurant industry.

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

          We assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Management has identified three company-operated stores which are currently performing at levels which, if improvements in cash flows are not made, may result in management revising its projected undiscounted future cash flows for these restaurants. This, in turn, may result in an impairment of value. Management intends to address these issues through increased local marketing efforts for these locations and will continue to monitor their performance.

          Company-operated same-store sales increased 2.8% during 2004 and franchised same-store sales decreased 0.7% during 2004. Average per-store annual unit sales volumes (‘Average Unit Volumes”) were $828,000 at company-operated stores and $808,000 at franchised stores during 2004. The Company will continue with its marketing strategy of enhancing the company’s points of differentiation and further positioning the company as a premium fast-food provider. Management intends to continue testing new, bold-flavored premium product offerings in order to drive positive trends for same-store sales and average unit volumes, both of which are key performance indicators in our industry. The Company will also continue to explore potentially extending operational hours at both company-operated and franchised stores to accomplish these goals as well. By continuing to improve in these areas, it will also help to offset some of the potential negative financial impacts of the other trends and uncertainties listed above.

          The future success of the company will be determined, to a great extent, by the ability to positively address these issues.

BACK YARD BURGERS, INC.

Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	January 1,	January 3,
	2005	2004
		(restated)
ASSETS

Cash and cash equivalents	$2,320	$2,292
Receivables, less allowance for doubtful accounts of $100 and $65	744	789
Inventories	259	251
Current deferred tax asset	114	143
Prepaid expenses	205	58

Total current assets	3,642	3,533
Property and equipment, at depreciated cost	17,746	18,672
Goodwill	1,751	1,751
Noncurrent deferred tax asset	491	339
Notes receivable	90	97
Other assets	549	377

Total assets	$24,269	$24,769

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,110	$1,371
Accrued expenses	1,324	2,101
Reserve for closed stores	—	81
Current installments of long-term debt	797	940
Income tax payable	12	141

Total current liabilities	3,243	4,634
Long-term debt, less current installments	4,103	4,736
Deferred franchise and area development fees	1,457	1,200
Other deferred income	379	520
Other deferred liabilities	611	601

Total liabilities	9,793	11,691

Commitments and contingencies (Note 9 and Note 16)

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,269 and 19,617 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 4,790,474 and 4,748,948 shares issued and outstanding	48	48
Paid-in capital	10,638	10,504
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	3,818	2,554

Total stockholders’ equity	14,476	13,078

Total liabilities and stockholders’ equity	$24,269	$24,769

See accompanying notes to consolidated financial statements.

BACK YARD BURGERS, INC.

Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended
	January 1,	January 3,	December 28,
	2005	2004	2002
		(restated)	(restated)
Revenues:

Restaurant sales	$34,912	$34,279	$30,951
Franchise and area development fees	620	378	227
Royalty fees	3,108	2,621	2,172
Advertising fees	866	661	548
Other	677	708	566

Total revenues	40,183	38,647	34,464

Expenses:
Cost of restaurant sales	11,066	10,935	9,335
Restaurant operating expenses	16,726	16,494	14,570
General and administrative	5,349	4,533	4,435
Advertising	2,652	2,349	1,985
Depreciation	2,096	1,945	1,442

Total expenses	37,889	36,256	31,767

Operating income	2,294	2,391	2,697

Interest income	5	6	17
Interest expense	(479)	(539)	(544)
Other, net	(31)	(86)	(88)

Income before income taxes	1,789	1,772	2,082

Income tax expense	525	547	685

Net income	$1,264	$1,225	$1,397

Income per share:
Basic	$0.26	$0.26	$0.30

Diluted	$0.25	$0.24	$0.28

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,774	4,732	4,709

Diluted	5,096	5,053	5,058

See accompanying notes to consolidated financial statements.

BACK YARD BURGERS, INC.

Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except for number of shares)

								Retained
	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Earnings/
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	(Deficit)	Total
Balance at year ended December 29, 2001 (as previously reported)	19,763	—	4,645,019	47	25,000	(28)	10,195	377	10,591

Cumulative effect of restatement on prior years (see Note 3)								(445)	(445)

Balance at year ended December 29, 2001 (as restated)	19,763	—	4,645,019	47	25,000	(28)	10,195	(68)	10,146

Conversion of preferred stock	(146)	—	146	—					—

Employee stock purchases			6,558	—			29		29

Exercise of stock options			69,016	1			186		187

Net income (restated)								1,397	1,397

Balance at year ended December 28, 2002	19,617	—	4,720,739	48	25,000	(28)	10,410	1,329	11,759

Employee stock purchases			6,867	—			30		30

Exercise of stock options			21,342	—			64		64

Net income (restated)								1,225	1,225

Balance at year ended January 3, 2004	19,617	—	4,748,948	48	25,000	(28)	10,504	2,554	13,078

Conversion of preferred stock	(348)		348	—

Employee stock purchases			6,038	—			31		31

Exercise of stock options			35,140	—			103		103

Net income								1,264	1,264

Balance at year ended January 1, 2005	19,269	$—	4,790,474	$48	25,000	$(28)	10,638	3,818	14,476

See accompanying notes to consolidated financial statements.

BACK YARD BURGERS, INC.

Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	January 1,	January 3,	December 28,
	2005	2004	2002
		(restated)	(restated)
Cash flows from operating activities:

Net income	$1,264	$1,225	$1,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,096	1,945	1,442
Deferred income taxes	(123)	(29)	382
Provision for losses on receivables	35	—	(49)
(Gain)/loss on sale of assets	(68)	18	19
Changes in assets and liabilities:
Receivables	10	(294)	136
Inventories	(8)	25	(47)
Prepaid expenses and other current assets	(147)	(5)	(3)
Other assets	(172)	8	35
Accounts payable and accrued expenses	(1,038)	(117)	600
Reserve for closed stores	(81)	20	(22)
Income taxes payable/receivable	(129)	437	(258)
Other deferred income	(141)	248	(69)
Other deferred liabilities	10	11	57
Deferred franchise and area development fees	257	696	219

Net cash provided by operating activities	1,765	4,188	3,839

Cash flows from investing activities:
Additions to property and equipment	(2,178)	(2,702)	(4,861)
Proceeds from sale of property and equipment	1,076	1	53
Investment in joint ventures	—	(108)	—
Proceeds on notes receivable	7	13	24

Net cash used in investing activities	(1,095)	(2,796)	(4,784)

Cash flows from financing activities:
Issuance of stock	134	94	216
Principal payments on short-term debt	—	(300)	—
Proceeds from issuance of short-term debt	—	300	—
Principal payments on long-term debt	(776)	(3,074)	(584)
Proceeds from issuance of long-term debt	—	2,500	1,062
Loan fees paid	—	(26)	—

Net cash (used) provided by financing activities	(642)	(506)	694

Net increase (decrease) in cash and cash equivalents	28	886	(251)

Cash and cash equivalents:
Beginning of year	2,292	1,406	1,657

End of year	$2,320	$2,292	$1,406

Supplemental disclosure of cash flow information:
Income taxes paid	$777	$139	$561

Interest paid	$515	$544	$548

Noncash operating and investing activities
Accrued property and equipment additions	$—	$627	$—

See accompanying notes to consolidated financial statements.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business Activity. Back Yard Burgers, Inc. (the “Company”) owns and operates quick-service and fast-casual restaurants and is engaged in the sale of franchises in Back Yard Burgers and the collection of royalties based upon related franchise sales. The Company grants franchise rights for the use of the “Back Yard Burgers” trade name and other associated trademarks, signs, emblems, logos, slogans and service marks which have been or may be developed. At January 1, 2005, the Company operated 42 restaurants in three states (Mississippi, Arkansas and Tennessee) and franchised 114 restaurants in 18 states.

Consolidation Policy. The financial statements include the accounts of Back Yard Burgers, Inc. and its wholly owned subsidiaries, Little Rock Back Yard Burgers, Inc., BYB Properties, Inc. and Atlanta Burgers BYB Corporation, as well as Back Yard Burgers National Advertising Fund. All intercompany transactions have been eliminated.

Fiscal Year. The Company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to December 31. The year ended January 3, 2004 was a 53 week year and the years ended December 28, 2002 and January 1, 2005 were 52 week years.

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

Property and Equipment. Property and equipment is stated at cost, net of accumulated depreciation. At the time property and equipment are retired, or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings. Improvements to leased properties are depreciated over the shorter of their useful life or the lease term, which includes renewal option periods where failure to exercise such options would result in an economic penalty of an amount that such renewal options are reasonably assured at the inception of the lease. Depreciation is computed on the straight-line method over the following estimated useful lives: buildings and building improvements — 15 to 25 years; leasehold improvements – 7 to 20 years (coincides with the initial lease term); furniture, fixtures and equipment — 5 to 7 years; and transportation vehicles — 5 years.

Goodwill. As of January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that it operates as one segment and one reporting unit because the operations of the restaurants are homogeneous and discrete financial information of different segments or reporting units is not prepared and regularly reviewed by management.

          SFAS 142 requires a two-step process for testing impairment. First, the fair value the Company is compared to its carrying value to determine whether an indication of impairment exists. Market capitalization is used to determine the fair value of the Company. If an impairment is indicated, then the fair value of the goodwill is determined by allocation of the Company’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. As required by SFAS No. 142, the Company completed a transitional impairment test for goodwill as of January 1, 2002, and also an impairment test as of December 29, 2002, and January 3, 2004, and January 1, 2005. Based on the results of these tests, the Company did not record any impairment of our goodwill.

Other Deferred Income. The Company adopted EITF 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor effective December 29, 2002. EITF 02-16 concluded that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. The Company previously recorded volume-based incentives as other revenues, but has reclassified prior years’ amounts from other revenues to cost of restaurant sales to conform with EITF 02-16 for comparative purposes. The Company has recorded volume-based incentives related to company-operated stores as a reduction of cost of restaurant sales for all contracts or agreements entered into after December 28, 2002.

          During 2003 and 2004, the Company received funds from certain vendors relating to future purchases by the Company. The Company deferred this amount as other deferred income. These funds are recorded as a reduction in cost of sales in a proportionate manner with respective future purchases. Under the terms of signed contracts, the Company is required to purchase specific volumes in future years. If these purchase volumes are not met, the funds related to the volume shortages will be refunded to the vendors. The Company recognized approximately $282,000, $261,000 and $223,000 as a reduction in cost of sales in 2004, 2003 and 2002, respectively pursuant to these arrangements.

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

Restaurant Sales. Revenue recognition at company-operated restaurants is straightforward as customers pay for products at the time of sale. The earnings reporting process is covered by the Company’s system of internal controls and generally does not require significant management judgments and estimates.

Royalty and Advertising Fee Income. As part of its franchise agreements, the Company receives a percentage of each unit’s gross sales (generally 4%). The franchise agreements also provide that franchisees are required to pay an additional 1% of gross sales to the National Advertising Fund (see Note 13). These fees are recorded as earned by the Company.

Allowance for Doubtful Accounts. The Company calculates royalty income each week based upon amounts reported by franchisees and provides for estimated losses for revenues that are not likely to be collected. The Company maintains these allowances for doubtful accounts for estimated losses resulting from the inability of our franchisees and other borrowers to make required payments. If the financial conditions of our customers or other borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Other Revenue. Other revenue is primarily comprised of sales of proprietary food products to franchisees and payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of the our franchisees. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company. Revenue from sales of proprietary food products is recognized when the products are shipped. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors.

Restaurant Operating Expenses. Restaurant operating expenses include all costs associated with the operation of the restaurant except corporate overhead, advertising, depreciation and amortization.

Preopening costs. The Company expenses preopening costs as incurred. Preopening costs expensed for fiscal years 2004, 2003 and 2002 were approximately $85,000, $63,000 and $151,000, respectively. Preopening costs are included in the general and administrative expenses of the Company’s statements of operations.

Advertising Costs. Advertising costs, including production costs, are charged to expense as incurred on the first date of the advertising period.

Impairment of Long-Lived Assets. The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, at the beginning of 2002. We assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At each balance sheet date, the Company assesses whether there has been impairment in the value of all long-lived assets by determining whether projected undiscounted future cash flows from operations for each restaurant, as defined in SFAS No. 144, exceed its net book value as of the assessment date. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired.

          No impairment charges were recorded by the Company during fiscal years 2004, 2003 or 2002; however, management has identified three company-operated stores which are currently performing at levels which, if improvements in cash flows are not made, may result in management revising its projected undiscounted future cash flows for these restaurants. This, in turn, may result in an impairment of value. Management intends to address these issues through increased local marketing efforts for these locations and will continue to monitor their performance.

          In 2003, the Company recorded $78,000 in impairment charges in its statement of operations; however, $59,000 of this amount was a lease payment reserve for closed stores described below and $19,000 was a loss on the disposal of assets. The Company has reclassified the $59,000 to restaurant operating expenses and has reclassified the $19,000 to other, net expenses to appropriately present these amounts in the Company’s statement of operations for the year ended January 3, 2004.

          The Company had $61,000 in reserves for closed properties at the end of fiscal year 2002. Lease payments of $39,000 were incurred and charged against this additional reserve during 2003. The Company also recorded $59,000 in additional closed store reserves during 2003 related to future lease payments of closed stores, net of estimated sub-lease income. As of January 3, 2004, the company’s remaining accrual for future lease obligations related to closed stores was $81,000.

          During 2004, lease payments of $65,000 in 2004 were incurred and charged against this reserve, and $16,000 in lease obligations were forgiven due to the negotiation of an early buyout of future lease obligations for one of the closed stores. The company recorded the $16,000 in forgiven lease obligations as a reduction in restaurant operating expenses. As of January 1, 2005, the Company had no remaining accrual for future lease obligations for closed stores.

Leases. When determining the lease term for purposes of recording depreciation and rent or for evaluating whether a lease is capital or operating, the Company includes option periods for which failure to renew the lease imposes an economic penalty on the Company of such an amount that a renewal appears, at the inception of the lease, to be reasonably assured.

          For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis over the lease term as that term is defined in SFAS No. 13, as amended, including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Contingent rentals are generally based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of stipulated amounts, and thus are not included in minimum lease payments but are included in rent expense when incurred. The Company has received no leasehold improvement incentives by a landlord. No individual lease is material to the Company.

Preferred Stock. In accordance with the provisions of the Company’s Restated Certificate of Incorporation regarding preferred stock, each share of preferred stock is convertible into one share of common stock, at the option of the holder. As of January 1, 2005, all but 19,269 shares of preferred stock had been converted to common stock.

Earnings Per Share. The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity using the treasury stock method for stock options (Note 15).

Stock-Based Employee Compensation. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense has been recognized for its stock-based compensation. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards in 2004, 2003 and 2002 under the plan consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s

operating results for 2004, 2003 and 2002 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	2004	2003	2002
		(restated)	(restated)
Net income:
As reported	$1,264	$1,225	$1,397
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all rewards, net of related taxes	(263)	(181)	(252)

Pro forma	1,001	1,044	1,145

Basic earnings per share:
As reported	0.26	0.26	0.30
Pro forma	0.21	0.22	0.24

Diluted earnings per share:
As reported	0.25	0.24	0.28
Pro forma	0.20	0.21	0.23

          The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions using grants in 2004, 2003 and 2002, respectively:

	2004	2003	2001
Average expected life (years)	5.0	5.0	5.0
Average expected volatility	63.4%	74.9%	74.7%
Risk-free interest rates	3.7%	3.4%	4.6%
Dividend yield	0.0%	0.0%	0.0%

          The pro forma results reported above will not be representative of the effect on operating results for future years because we may make greater or less use of stock-based compensation in future periods.

Fair Value of Financial Instruments. At January 1, 2005, the Company did not have outstanding any financial derivative instruments. The carrying amounts of cash and receivables approximate fair value because of the short maturity of those instruments. The fair value of the Company’s long-term debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. The fair value was approximately $5.1 million and 6.2 million as of January 1, 2005 and January 3, 2004, respectively.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

          In November 2004, the FASB issued SFAS No. 151, “Inventory Costs,” which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material impact on its financial statements.

          In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets,” which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No. 153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 153 will have a material impact on its financial statements.

          In December 2004, the FASB issued SFAS 123 (Revised), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for annual reporting periods beginning after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method until adoption of

SFAS 123R on January 1, 2006. Historically, the compensation expense recognized related to stock options under its current method of accounting for stock issued to employees, Accounting Principles Board Option (“APB”) No. 25, has been minimal. As a result, adoption of the provisions of SFAS 123R are expected to have a significant impact to reported net income and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123R and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS

          The Company has conducted a review of its accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and related tax effect. This review was prompted in part by a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the American Institute of Certified Public Accountants regarding proper accounting for certain operating lease matters under generally accepted accounting principles (“GAAP”).

Lease Term

          Historically, when accounting for leases with renewal options, the Company recorded rent expense on a straight-line basis over the initial non-cancelable lease term without regard for renewal options or any periods during which the Company had use of the property but was not charged rent by a landlord (“rent holiday”). The Company has concluded that its calculation of straight line rent expense should be based on the lease term as defined in SFAS No. 13, Accounting for Leases, as amended, which in most cases exceeds the initial term of the lease. As a result, the Company has restated its financial statements to recognize rent expense on the straight-line basis over the lease term, including rent holidays and option periods for which failure to renew the lease imposes an economic penalty on the Company of such an amount that a renewal appears, at the inception of the lease, to be reasonably assured. For purposes of calculating straight-line rents, the lease term commences on the date the lessee obtains control over the property, which is generally when the lessor’s property is substantially complete and is ready for tenant improvements. As a result, the Company’s deferred rent liability, included in other deferred liabilities in the accompanying financial statements, have increased on a restated basis.

Depreciation

          Historically, the Company depreciated its buildings, leasehold improvements and other long-lived assets on leased properties over a period that included both the initial non-cancelable term of the lease and all option periods provided for in the lease (or the useful life of the assets if shorter). The Company has concluded that these assets should be amortized over the shorter of the lease term or the useful life of the assets. As a result, it has restated its financial statements to recognize depreciation on leasehold improvements over the shorter of the lease term or the useful life of the assets.

Sale Leaseback Transactions

          The Company has also restated for the impact of a land lease that was previously accounted for as an operating lease. It was determined that the lease did not qualify for sale leaseback treatment under SFAS 98, and should have been accounted for as financing.

Restatement

          The Company restated its consolidated balance sheet at January 3, 2004, and the consolidated statements of operations, cash flows and stockholders equity for the years ended January 3, 2003 and December 28, 2002. The impact of the restatement was a reduction of net income of $84,000 in 2003 and $80,000 in 2002. Additionally, the restatement has been reflected as a cumulative effect to accumulated deficit as of December 29, 2001 in the accompanying consolidated statements of stockholders’ equity for the effects of the errors prior to December 29, 2001. The Company also restated the quarterly financial information for fiscal 2003 and the first three quarters of 2004 (see Note 17 of Notes to Consolidated Financial Statements).

          Following is a summary of the effects of these corrections on the Company’s consolidated balance sheets as of January 3, 2004, as well as the effects of these corrections on the Company’s consolidated statements of operations and cash flows for fiscal years 2003 and 2002.

	Consolidated Balance Sheet
	As previously
January 3, 2004	reported	Adjustments	As restated
Property and equipment, at depreciated cost	$18,717	(45)	18,672
Noncurrent deferred tax asset	25	314	339
Total assets	24,500	269	24,769
Long-term debt, less current installments	4,410	326	4,736
Other deferred liabilities	49	552	601
Total liabilities	10,813	878	11,691
Retained earnings	3,163	(609)	2,554
Total shareholders’ equity	13,687	(609)	13,078
Total liabilities and shareholders’ equity	24,500	269	24,769

	Consolidated Statements of Operations
	As previously
Fiscal year ended January 3, 2004	reported	Adjustments	As restated
Restaurant operating expenses (1)	16,516	(22)	16,494
Depreciation and amortization	1,840	105	1,945
Operating income (1)	2,474	(83)	2,391
Interest expense	(495)	(44)	(539)
Income before income taxes	1,899	(127)	1,772
Income tax expense	590	(43)	547
Net income	1,309	(84)	1,225
Net income per common shares – basic	0.28	(0.02)	0.26
Net income per common shares – diluted	0.26	(0.02)	0.24

Fiscal year ended December 28, 2002
Restaurant operating expenses	14,536	34	14,570
Depreciation and amortization	1,379	63	1,442
Operating income	2,794	(97)	2,697
Interest expense	(520)	(24)	(544)
Income before income taxes	2,203	(121)	2,082
Income tax expense	726	(41)	685
Net income	1,477	(80)	1,397
Net income per common shares – basic	0.31	(0.01)	0.30
Net income per common shares – diluted	0.29	(0.01)	0.28

	Consolidated Statements of Cash Flows
	As previously
Fiscal year ended January 3, 2004	reported	Adjustments	As restated
Net cash provided by operating activities	4,189	(1)	4,188
Net cash used by financing activities	(507)	1	(506)

Fiscal year ended December 28, 2002
Net cash provided by operating activities	3,842	(3)	3,839
Net cash used by investing activities	(4,462)	(322)	(4,784)
Net cash provided by financing activities	369	325	694

(1) As described in Note 1, the Company reclassified $59,000 in closed store reserves as restaurant operating expenses and $19,000 in a loss on the disposal of assets as other, net expenses. These costs were previously reported as $78,000 in impairment charges in the Company’s statement of operations for the year ended January 3, 2004. This reclassification impacted the previously reported figures for these line items.

NOTE 4 — ACCOUNTS RECEIVABLE

          Corporate receivables and National Advertising Fund receivables represent amounts due from franchisees for contractual obligations and for product purchases. A summary of accounts receivable follows (in thousands):

	January 1,	January 3,
	2005	2004
Corporate receivables	$336	$221
National Advertising Fund receivables	192	74
Credit card receivables	94	74
Rebate receivables	55	165
Insurance claim receivables	2	198
Other	165	122

	844	854
Allowance for doubtful accounts	(100)	(65)

	$744	$789

NOTE 5 — PROPERTY AND EQUIPMENT

          Summaries of property and equipment follow (in thousands):

	January 1,	January 3,
	2005	2004
		(restated)
Land	$3,774	$4,178
Buildings	11,563	11,341
Building and site improvements	3,076	3,174
Fixtures and equipment	12,030	10,779
Transportation vehicles	277	383

	30,720	29,855
Accumulated depreciation and amortization	(12,974)	(11,183)

	$17,746	$18,672

Approximately $4.9 million and $4.9 million of the total fixed assets above relate to assets, primarily buildings, under capital leases and held by the Company as of January 1, 2005 and January 3, 2004, respectively. Related accumulated depreciation for these assets was approximately $1.4 million and $1.2 million for fiscal years 2004 and 2003, respectively.

NOTE 6 — INVESTMENT IN JOINT VENTURES

          As of December 28, 2002, the Company had invested a total of $200,000 for 23%-25% interests in four joint ventures for the purpose of operating Back Yard Burgers restaurants. The Company invested an additional $108,000 in one of the joint ventures during the 53 weeks ended January 3, 2004, for the purpose of paying down the debt of the joint venture. Two of the joint ventures purchased a building and land from the Company. No gain or loss was recorded by the Company in connection with these sales. Two joint ventures purchased land from a third party and built a building. The Company then entered into a long-term lease with each joint venture. Three of the leases are classified as capital leases and the fixed assets are recorded on the Company’s balance sheet along with an obligation for the present value of the future lease payments. The remaining lease is classified as an operating lease.

NOTE 7 – ACCRUED EXPENSES

          Summaries of accrued expenses follow (in thousands):

	January 1,	January 3,
	2005	2004
Payroll related	$600	$776
Equipment	—	627
Sales taxes	229	302
Property taxes	128	125
Advertising	69	—
Interest	37	39
Utilities	32	19
Other miscellaneous accruals	229	213

	$1,324	$2,101

NOTE 8 — DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

          In addition to offering single unit franchise agreements, the Company also promotes franchisees to enter into area development agreements. The area development agreement grants to the franchisee the exclusive right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic territory and thereafter to operate each restaurant in accordance with the terms and conditions of the franchise agreement. The franchise agreement grants an exclusive license at a specified location to operate a restaurant in accordance with the Back Yard Burgers system and to utilize the Company’s trademarks, service marks and other rights of the Company relating to the sale of its menu items. At January 1, 2005 deferred fees received for certain franchise and area development rights, net of commissions paid, include amounts sold during the following years (in thousands):

2004	$598
2003	700
Previous years	159

$1,457

NOTE 9 – INDEBTEDNESS

          Long-term debt is collateralized by property and equipment with a net book value aggregating $8,298,000. The balances consist of the following (in thousands):

	January 1,	January 3,
	2005	2004
		(restated)
Notes payable, payable in monthly installments ranging from $2 to $47, including interest ranging from 5.2% to 9.6%	$1,737	$2,220
Capital lease obligations for leased buildings, payable in monthly installments of approximately $5, and effective interest rates ranging from 8.7% to 8.9%	2,908	3,124
Equipment-related capital lease obligations, payable in monthly installments of approximately $5, and effective interest rates ranging from 7.9% to 9.4%	204	320
Capital lease obligations to Lester’s Back Yard Burgers Joint Venture I, II and IV (See Note 6), payable in monthly installments ranging from $4 to $7 and effective interest rates ranging from 12.0% to 12.5%	1,987	2,035
Notes payable to a leasing company, payable in monthly installments ranging from $1 to $6, including interest of 14.1%	75	319

	6,911	8,018
Less interest payments for capital leases	(2,011)	(2,342)
Less current installments	(797)	(940)

Total	$4,103	$4,736

          The principal maturities of all long-term debt outstanding as of January 1, 2005, are as follows: $797,000 in 2005, $732,000 in 2006, $765,000 in 2007, $274,000 in 2008, $192,000 in 2009 and $2,140,000 thereafter. Scheduled interest payments on capital leases as of January 1, 2005 are as follows: $310,000 in 2005, $292,000 in 2006, $272,000 in 2007, $254,000 in 2008, $229,000 in 2009 and $654,000 thereafter.

          On February 11, 2003, the Company entered a loan agreement with a financial institution in the amount of $5,000,000. The loan agreement comprised the following three components: (1) a $2,500,000 five-year loan with a fixed rate of 5.2%. The funds from the five-year term loan were used to refinance approximately $2.3 million of existing notes payable to financial institutions with an average interest rate of 6.8% and maturity dates ranging from one to two years, (2) a $2.0 million draw down line for future expansion with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants and (3) a $500,000 revolver line with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants, the most restrictive requiring the Company to maintain a debt coverage ratio of at least 1.5 to 1.0. As of January 1, 2005, the Company’s debt coverage ratio was 2.7 to 1.0. The revolver line replaced the $750,000 line of credit that was in place as of December 28, 2002.

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

          On October 4, 1996, the Company received a commitment (the “Commitment”) from a leasing company for a loan transaction. The Commitment provides the Company with up to $2,000,000 and bears interest of approximately 14.1%. The Commitment is collateralized by certain real and personal property to be constructed and/or acquired with the commitment proceeds. As of January 1, 2004, borrowings outstanding under the Commitment are $75,000, and no additional borrowings are planned under the Commitment.

          At January 1, 2005, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of January 1, 2005, was approximately $477,000.

NOTE 10 — OPERATING LEASES

          Operating leases relate to leased land sites for company-operated restaurants and office space for corporate operations. All leases contain renewal options. The future minimum rental payments under operating lease agreements as of January 1, 2005 are as follows (in thousands):

2005	$1,345
2006	1,194
2007	832
2008	627
2009	435
Thereafter	1,645

$6,078

          Rent expense was $1,475,000, $1,443,000 and $1,392,000 in 2004, 2003 and 2002, respectively.

NOTE 11 — RELATED PARTY TRANSACTIONS

          In July of 2002, the Company entered into a financing transaction for a new restaurant site and building with certain officers and directors of the Company. The total value of the transaction was $812,500. The Company recorded $490,000 as a capital lease for the construction of the building and $322,500 as financing for the land on which the building is located. Fair market values were used as the basis for assigning these respective values to the building and land. The effective interest rate of the transaction was approximately 10.7%. The transaction was reviewed and approved by the Company’s Board of Directors.

NOTE 12 — INCOME TAXES

          Income tax expense for the following tax years is comprised of (in thousands):

	2004	2003	2002
		(restated)	(restated)
Federal, current	$638	$569	$303
State, current	10	7	—
Federal, deferred	(131)	(29)	382
State, deferred	8	—	—

	$525	$547	$685

     Deferred income taxes are provided in recognition of the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     The deferred tax assets (liabilities) comprise the following (in thousands):

	January 1,	January 3,
	2005	2004
		(restated)
Current
Current deferred tax assets:
Allowance for doubtful receivable	$39	$22
Accrued expenses	73	82
Trademark amortization	2	—
Other	—	39

	114	143
Current deferred tax liabilities	—	—

Net current deferred tax asset	$114	$143

Noncurrent
Noncurrent deferred tax assets:
Franchise and area development fees	$566	$408
Net operating loss carryforwards	374	394
Alternative minimum tax credit carryforwards	—	—
Trademark amortization	24	—
Goodwill amortization	(31)	54
Accrued expenses	186	184
Other deferred income	168	43
Other	55	42

Gross noncurrent deferred tax assets	1,342	1,125

Noncurrent deferred tax liabilities:
Depreciation	(485)	(392)

Gross noncurrent deferred tax liabilities	(485)	(392)

Net noncurrent deferred tax assets	857	733
Deferred tax asset valuation allowance	(366)	(394)

	$491	$339

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

          A reconciliation of the statutory Federal and State income tax rates to the income tax provision is as follows:

	2004		2003		2002
			(restated)		(restated)
	Amount	%	Amount	%	Amount	%
Computed tax at 35% statutory rate	$626	35.0	$620	35.0	$729	35.0
State income taxes, net of federal benefit	7	0.4	—	—	—	—
Work opportunity tax credit	(100)	(5.6)	(62)	(3.5)	—	0.0
Valuation allowance releases	(28)	(1.6)	—	—	—	—
Other	20	1.1	(11)	(0.6)	(44)	(2.1)

	$525	29.3	$547	30.9	$685	32.9

          As of January 1, 2005, the Company has net operating loss carryforwards available for state income tax reporting purposes on a consolidated basis of approximately $9.5 million. These net operating loss carryforwards expire between 2005 and 2019.

NOTE 13 — NATIONAL ADVERTISING FUND

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

NOTE 14 — STOCK OPTION AND BENEFIT PLANS

          In 1992, the Board of Directors of the Company and the shareholders authorized the adoption of an Incentive Stock Option Plan (“ISOP”) for the Company’s employees. As amended in 1993, an aggregate of 176,969 shares of common stock may be granted under the ISOP. Options granted under the ISOP may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which options are granted to any employee during any calendar year may not exceed $100,000. The options expire ten years from the date of grant. No future grants will be made from this plan.

          In May 1995, the Board of Directors of the Company and the shareholders authorized the adoption of an Incentive Award Plan (“IAP”) for the Company’s employees. An aggregate of 450,000 shares of common stock may be granted under the IAP, as amended in May 1997. Options granted under the IAP may be designated by the Compensation Committee of the Board of Directors as Incentive Stock Options or Non-Qualified Stock Options. Non-Qualified Stock Options granted under the IAP may not be granted at a price less than par value of the common stock. Incentive Stock Options granted under the IAP may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate fair market value of shares for which options are granted to any employee during any calendar year may not exceed $100,000. The term of the options shall be set by the

Compensation Committee of the Board of Directors and no term shall exceed a reasonable time period. In the case of Incentive Stock Options, the term shall not be more than ten years from the date of grant. No future grants will be made from this plan.

          Under the IAP, the Compensation Committee of the Board of Directors may award Restricted Stock and/or a Performance Award to selected employees. A Performance Award shall mean cash bonus, stock bonus or other performance or incentive award that is paid in cash, stock or a combination of both. The Company has not issued any Restricted Stock or Performance Awards.

          In May 2002, the Board of Directors of the Company and the shareholders authorized the adoption of an Equity Incentive Plan (“EIP”) for the Company’s employees and directors. An aggregate of 225,000 shares of common stock may be granted under the EIP. In 2004, the plan was amended with shareholder approval to (i) increase the number of shares of common stock that may be issued under the Plan by 400,000 shares from 225,000 shares to 625,000 shares, and (ii) provide that the Board may not materially amend the Plan without the approval of the Company’s stockholders. Options granted under the EIP may be designated by the Compensation Committee of the Board of Directors as Incentive Stock Options or Non-Qualified Stock Options. Non-Qualified Stock Options granted under the EIP may be granted at a price less than fair market value of the common stock on the grant date. Incentive Stock Options granted under the EIP may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate number of shares for which Awards are granted to any employee during any calendar year may not exceed 35,000. The term of the options shall be set by the Compensation Committee of the Board of Directors and shall not be more than ten years from the date of grant.

          Additionally, under the EIP, the Compensation Committee of the Board of Directors may award Restricted Stock and/or stock appreciation rights (SARs) to selected employees. The Company has not issued any Restricted Stock or SARs.

          A summary of activity in the above option plans for the years ended January 1, 2005, January 1, 2004, and December 28, 2002 follows:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	659,051	$3.24	498,961	$2.58	440,967	$1.86
Granted	7,000	7.90	223,000	4.93	131,000	5.03
Exercised	(35,140)	2.93	(21,342)	3.03	(69,016)	2.59
Canceled	(1,335)	3.07	(41,568)	4.63	(3,990)	2.52

Outstanding at end of year	629,576	3.29	659,051	3.24	498,961	2.58

Exercisable at end of year	599,216	3.13	535,741	2.65	383,461	2.50

          A summary of information about the Company’s stock options outstanding at January 1, 2005 follows:

		Weighted			Weighted
		average	Weighted		Average	Weighted
Range of		remaining	average		remaining	Average
exercise	Options	contractual	exercise	Options	contractual	Exercise
prices	Outstanding	life	price	exercisable	Life	Price
$0.50 - $1.00	115,000	6.0	$0.67	115,000	6.0	$0.67
$1.00 - $2.00	165,786	4.7	1.53	165,786	4.7	1.53
$2.00 - $3.00	9,790	3.1	2.25	9,790	3.1	2.25
$3.00 - $4.00	214,000	7.5	3.94	214,000	7.5	3.94
$6.00 - $7.00	98,000	9.0	6.24	72,260	9.0	6.24
$7.00 - $9.00	7,000	9.3	7.90	2,380	9.3	7.90
$10.00 -$12.00	20,000	7.4	10.38	20,000	7.4	10.38

$0.50 -$12.00	629,576	6.7	$3.29	599,216	6.6	$3.13

          In May 1995, the Board of Directors of the Company and the shareholders authorized the adoption of an Employee Stock Purchase Plan (“ESPP”) for the Company’s employees. An aggregate of 225,000 shares of common stock may be issued under the ESPP. Shares purchased under the ESPP shall be sold to participants at 85% of the reported price and the maximum number of shares that can be purchased by a participant is 1,000 shares per quarter. The ESPP shall continue in effect through May 31, 2005. During 2004, 2003 and 2002, 6,038, 6,867 and 6,558 shares were purchased, respectively, under the ESPP. As of January 1, 2005, a total of 126,808 shares have been purchased under the ESPP since its inception in May 1995.

NOTE 15- EARNINGS PER SHARE

          A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share data):

	2004			2003			2002
				(restated)			(restated)
			Per-Share			Per-Share			Per-Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$1,264	4,774	$0.26	$1,225	4,732	$0.26	$1,397	4,709	$0.30

Effect of Dilutive Securities
Convertible preferred stock		20			20			20
Stock options		302			301			329

Diluted EPS
Income available to common stockholders plus assumed conversions	$1,264	5,096	$0.25	$1,225	5,053	$0.24	$1,397	5,058	$0.28

          Approximately 74,000, 49,000 and 15,000 options to purchase the Company’s common stock were not included in the above calculation for the years 2004, 2003 and 2002, respectively, because the inclusion of these options would have been anti-dilutive. Income available to common stockholders for each year presented above has not been affected by preferred dividends because the Company has not declared any dividends on its preferred shares.

NOTE 16- COMMITMENTS AND CONTINGENCIES

          Concentration of Risk. Financial instruments which could subject the Company to concentration of credit risk are primarily cash and cash equivalents and receivables. The Company places its cash and cash equivalents in insured depository institutions. At January 1, 2005, the Company’s uninsured cash balance totaled $2,162,000. The Company performs ongoing credit evaluations of its franchisees and when necessary maintains reserves for potential credit losses on receivables, which are not collateralized.

          Legal Proceedings. The Company is subject to legal proceedings, claims and liabilities, such as sexual harassment, slip and fall cases, etc., which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of the ultimate liability with respect to those actions will not have a materially adverse impact on our financial position or results of operations and cash flows.

NOTE 17 – QUARTERLY FINANCIAL DATA (Unaudited)

     The following tables present selected quarterly financial data for the periods ending as indicated and restated as discussed in Note 3 in the notes to the consolidated financial statements (in thousands, except net income per share):

	As Reported				Adjustments				Restated(a)
Quarter Ended:	3/29/03	6/28/03	9/27/03	1/3/04	3/29/03	9/28/03	9/27/03	1/3/04	3/29/03	9/28/03	9/27/03	1/3/04
Total revenue(b)	8,522	10,138	9,750	10,237	—	—	—	—	8,522	10,138	9,750	10,237

Operating income	523	807	455	689	(18)	(18)	(22)	(25)	505	789	433	664

Net Income	250	435	202	422	(19)	(19)	(22)	(24)	231	416	180	398

Diluted net income per share	0.05	0.09	0.04	0.08	0.00	0.01	0.00	0.00	0.05	0.08	0.04	0.08

	As Reported				Adjustments				Restated(a)
Quarter Ended:	4/3/04	7/3/04	10/2/04	1/1/05	4/3/04	7/3/04	10/2/04	1/1/05	4/3/04	7/3/04	10/2/04	1/1/05
Total revenue	9,483	10,659	10,392	9,649	—	—	—	—	9,483	10,659	10,392	9,649

Operating income	565	868	499	460	(29)	(36)	(33)	—	536	832	466	460

Net Income	292	502	289	261	(25)	(28)	(27)	—	267	474	262	261

Diluted net income per share	0.06	0.10	0.06	0.05	0.01	0.01	0.01	0.00	0.05	0.09	0.05	0.05

(a)	As described in Note 3, the Company restated the consolidated income statement related to certain lease accounting issues.

(b)	As described in Note 1, the Company reclassified certain amounts from other revenues to cost of sales to conform with EITF 02-16 for comparative purposes.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Back Yard Burgers, Inc.

          In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Back Yard Burgers, Inc. and its subsidiaries at January 1, 2005, and January 3, 2004, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          As described in Note 3 to the consolidated Financial Statements, the Company has restated its 2003 and 2002 financial statements.

Memphis, Tennessee
April 16, 2005