Form 10-Q
period 2005-04-02
BACK YARD BURGERS INC
filed 2005-05-17
CIK 901495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2005

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

Outstanding at April 30, 2005 - 4,791,677

BACK YARD BURGERS, INC.

Back Yard Burgers, Inc.

Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	Unaudited
	April 2,	January 1,
	2005	2005
ASSETS

Cash and cash equivalents	$2,649	$2,320
Receivables, less allowance for doubtful accounts of $97 and $100	731	744
Inventories	238	259
Current deferred tax asset	325	114
Prepaid expenses	527	205

Total current assets	4,470	3,642
Property and equipment, at depreciated cost	17,315	17,746
Goodwill	1,751	1,751
Noncurrent deferred tax asset	524	491
Notes receivable	90	90
Other assets	580	549

Total assets	$24,730	$24,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$768	$1,110
Accrued expenses	1,788	1,324
Income taxes payable	168	12
Current installments of long-term debt	783	797

Total current liabilities	3,507	3,243
Long-term debt, less current installments	3,925	4,103
Deferred franchise and area development fees	1,508	1,457
Other deferred income	350	379
Other deferred liabilities	610	611

Total liabilities	9,900	9,793

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,269 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 4,791,677 and 4,767,826 shares issued and outstanding	48	48
Paid-in capital	11,157	10,638
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	3,653	3,818

Total stockholders’ equity	14,830	14,476

Total liabilities and stockholders’ equity	$24,730	$24,269

See accompanying notes to unaudited consolidated financial statements

Back Yard Burgers, Inc.

Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004
		(restated)
		(Note 3)
Revenues:
Restaurant sales	$8,208	$8,434
Franchise and area development fees	165	88
Royalty fees	931	659
Advertising fees	244	165
Other	129	137

Total revenues	9,677	9,483

Expenses:
Cost of restaurant sales	2,639	2,634
Restaurant operating expenses	3,995	4,076
General and administrative	2,054	1,199
Advertising	554	514
Depreciation	563	524

Total expenses	9,805	8,947

Operating income	(128)	536

Interest income	6	1
Interest expense	(108)	(126)
Other, net	(21)	(22)

Income before income taxes	(251)	389

Income taxes	(88)	122

Net income	$(163)	$267

Income per share:
Basic	$(0.03)	$0.06

Diluted	$(0.03)	$0.05

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,791	4,762

Diluted	5,135	5,157

See accompanying notes to unaudited consolidated financial statements

Back Yard Burgers, Inc.

Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004
		(restated)
		(Note 3)
Cash flows from operating activities:
Net (loss) income	$(163)	$267
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	563	524
Deferred income taxes	(91)	(203)
Modification of stock option plan	511	—
Tax benefit of modification of stock option plan	(153)	—
Provision for losses on receivables	(3)	—
Changes in assets and liabilities:
Receivables	16	28
Inventories	21	9
Prepaid expenses and other current assets	(322)	(182)
Other assets	(31)	2
Accounts payable and accrued expenses	122	159
Reserve for closed stores	—	(23)
Income taxes payable	156	146
Other deferred liabilities	(1)	3
Other deferred income	(29)	(29)
Deferred franchise and area development fees	51	193

Net cash provided by operating activities	647	894

Cash flows from investing activities:
Additions to property and equipment	(132)	(428)
Proceeds on notes receivable	—	2

Net cash used in investing activities	(132)	(426)

Cash flows from financing activities:
Issuance of stock	6	59
Principal payments on long-term debt	(192)	(221)

Net cash used in financing activities	(186)	(162)

Net increase in cash and cash equivalents	329	306
Cash and cash equivalents:
Beginning of period	2,320	2,292

End of period	$2,649	$2,598

Supplemental disclosure of cash flow information:
Income taxes paid	$—	$180

Interest paid	$108	$114

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

     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. The statements should be read in conjunction with the Notes to Financial Statements for the year ended January 1, 2005 included in the Company’s 2004 Form 10-K.

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

     The Company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to December 31. Both fiscal years 2004 and 2005 are 52 week years.

Other Revenue. Other revenue is primarily comprised of sales of proprietary food products to franchisees and payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of the our franchisees and other miscellaneous revenues. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company. Revenue from sales of proprietary food products is recognized when the products are shipped. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors.

Preopening costs. The Company expenses preopening costs as incurred. There were no preopening costs expensed for the thirteen weeks ended April 2, 2005 or the prior period ended April 3, 2004.

NOTE 2 – STOCK-BASED EMPLOYEE COMPENSATION

     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards in the quarters ended April 2, 2005, and April 3, 2004 under the plan consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s operating results for the quarters ended April 2, 2005, and April 3, 2004 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Unaudited
	Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004
		(restated)
Net income, as reported	$(163)	$267
Add: APB expense recognized, net of tax	358	—
Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	(18)	(77)

Pro forma net income	177	190

Earnings per share:
Basic - as reported	(0.03)	0.06

- pro forma	0.04	0.04

Diluted - as reported	(0.03)	0.05

- pro forma	0.03	0.04

     There were no options granted during the first quarter of 2005 or 2004.

     On January 7, 2005, the Company elected, upon the resignation of an officer/director, to extend the maturity date of 113,720 options from 90 days to one year. The income statement reflects an after tax charge of $358,000 related to this modification as re-measured using the intrinsic method, which is added back for purposes of the proforma disclosures. The proforma expense above includes an after tax charge of $9,000 for the modification by measuring the incremental increase in the fair value of the options. The incremental increase in fair value of the options was measured by comparing value immediately before the terms were modified and the value of the modified options. The weighted average assumptions and resulting fair value used in measuring the incremental increase in value were as follows:

	Prior to	As
	Modification	Modified
Expected life (years)	0.25	1.00
Expected volatility	33.71%	40.81%
Risk-free rate	2.32%	2.82%
Dividend yield	0.00%	0.00%
Fair value	$4.52	$4.65

NOTE 3 – RESTATEMENT OF FINANCIAL STATEMENTS

     The Company conducted a review of its accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and related tax effect. This review was prompted in part by a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the American Institute of Certified Public Accountants regarding proper accounting for certain operating lease matters under generally accepted accounting principles (“GAAP”). Based on our review, we determined that we incorrectly accounted for certain lease transactions under generally accepted accounting principles. Accordingly, the Company restated its consolidated financial statements for fiscal years and quarters ended prior to January 1, 2005. The effect of the change on the previously reported net income and earnings per share for the thirteen weeks ended April 3, 2004 are reflected in the table below (in thousands, except per share amounts):

	As previously
	reported	Adjustment	As restated
Net income	$292	($25)	$267

Basic earnings per share	$0.06	—	$0.06

Diluted earnings per share	$0.06	($0.01)	$0.05

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

COMPUTATION OF INCOME PER SHARE

(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004
		(restated)
		(Note 3)
Net Income	$(163)	$267

Weighted average number of common shares outstanding during the period	4,791	4,762

Basic income per share	$(0.03)	$0.06

Weighted average number of common shares outstanding during the period	4,791	4,762
Preferred shares convertible to common shares	20	20
Stock options	324	375

	5,135	5,157

Diluted income per share	$(0.03)	$0.05

The calculation of diluted income per share for the thirteen weeks ended April 2, 2005, and April 3, 2004 excluded 27,000 and 20,000 stock options, respectively, as their effect would be anti-dilutive.

NOTE 5 - DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES

     In addition to offering single unit franchise agreements, the Company also promotes franchisees to enter into area development agreements. The area development agreement grants to the franchisee the exclusive right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic territory and thereafter to operate each restaurant in accordance with the terms and conditions of the franchise agreement. The franchise agreement grants an exclusive license at a specified location to operate a restaurant in accordance with the Back Yard Burgers system and to utilize the Company’s trademarks, service marks and other rights of the Company relating to the sale of its menu items. At April 2, 2005 deferred fees received for certain franchise and area development rights, net of commissions paid, include amounts sold during the following years (in thousands):

2005	$147
2004	551
Previous years	810

$1,508

NOTE 6 - COMMITMENTS AND CONTINGENCIES

     The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of the ultimate liability with respect to those actions will not have a materially adverse impact on our financial position or results of operations and cash flows.

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

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     As of April 2, 2005, the Back Yard Burgers system included 155 restaurants, of which 42 were Company-operated and 113 were franchised. Unit activity for the thirteen weeks ended April 2, 2005 included eight franchised store openings. Nine franchised stores closed during the thirteen weeks ended April 2, 2005, all of which were co-branded restaurants with Taco Bell. The Company does not expect the closing of these co-branded restaurants to have a material impact on its financial condition or its results of operations for fiscal year 2005.

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

Restatement

     As discussed in Note 3 to the unaudited consolidated financial statements of this Form 10-Q filing, the Company conducted a review of its accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and related tax effect. This review was prompted in part by a February 7, 2005 letter from the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) to the American Institute of Certified Public Accountants regarding proper accounting for certain operating lease matters under generally accepted accounting principles (“GAAP”). Based on our review, we determined that we incorrectly accounted for certain lease transactions under generally accepted accounting principles. Accordingly, the Company restated its consolidated financial statements for fiscal years and quarters ended prior to January 1, 2005. The effect of the change on the previously reported net income and earnings per share is reflected in Note 3 to the unaudited consolidated financial statements of this Form 10-Q filing.

Results of Operations

     The following table sets forth the percentage relationship to total revenue, unless otherwise indicated, of certain items included in the Company’s historical operations and operating data for the periods indicated.

	Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004
		(restated)
		(Note 3)
Revenues
Restaurant sales	84.8%	88.9%
Franchise and area development fees	1.7	.9
Royalty fees	9.6	7.0
Advertising fees	2.5	1.7
Other	1.4	1.5

Total revenues	100.0%	100.0%

Costs and Expenses
Cost of restaurant sales (1)	32.2%	31.2%
Restaurant operating expenses (1)	48.7	48.3
General and administrative	21.2	12.6
Advertising	5.7	5.4
Depreciation and amortization	5.8	5.5
Operating income	(1.3)	5.7
Interest expense	(1.1)	(1.3)
Other, net	(.2)	(.2)
Income before income taxes	(2.6)	4.1
Income taxes (2)	35.1	(31.4)
Net income	(1.7)	2.8

	Thirteen Weeks Ended
	April 2,	April 3,
	2005	2004
	($000's)
Average annual sales per restaurant open for a full year (3)
Company-operated	$822	$827
Franchised	$810	$779
System average annual sales per restaurant open for a full year	$814	$798
Number of restaurants open
Company-operated	42	42
Franchised	113	93

Total	155	135

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

(3)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

Comparison of the Company’s Results for the Thirteen Weeks Ended April 2, 2005 and April 3, 2004.

     Restaurant sales decreased 2.7% to $8,208,000 during the thirteen weeks ended April 2, 2005, from $8,434,000 for the year-earlier period. This decrease is primarily the result of a decrease of 2.7% in same-store sales at Company-operated restaurants. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

     Franchise and area development fees increased by $77,000 to $165,000 for the thirteen weeks ended April 2, 2005, compared with $88,000 in the year-earlier period. Eight new franchise stores opened during the thirteen weeks ended April 2, 2005, compared with five new franchised stores opened during the thirteen weeks ended April 3, 2004.

     Royalty fees increased 41.3% to $931,000 during the thirteen week period ended April 2, 2005, compared with $659,000 during the first quarter of 2004. The change is due to a net increase of twenty franchised stores since April 3, 2004 resulting in increased franchised sales on which royalty fees are based. This increase was partially offset by a 0.3% decrease in same-store sales at franchised restaurants compared with the year-earlier period. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

     Advertising fees increased 47.9% to $244,000 during the thirteen week period ended April 2, 2005, from $165,000 during the first quarter of 2004. The change is due to an increase in franchised restaurant sales, upon which a portion of the fees are based.

     Other revenues, which were $129,000 during the thirteen week period ended April 2, 2005, remained relatively flat compared with $137,000 during the first quarter of 2004.

     Cost of restaurant sales, consisting of food and paper costs, totaled $2,639,000 for the thirteen weeks ended April 2, 2005, and $2,634,000 during the same period in 2004, increasing as a percentage of restaurant sales to 32.2% from 31.2%. The increase in costs as a percentage of sales is due to an 11% increase in the cost of beef, as well as other food cost increases driven primarily by higher fuel costs over the year-earlier period. The margin impact of these cost increases was partially offset by menu price increases of approximately 2% at Company-operated restaurants in June and October 2004.

     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, decreased to $3,995,000 for the thirteen weeks ended April 2, 2005, from $4,076,000 in the same prior year period, increasing as a percentage of restaurant sales to 48.7%, from 48.3% for the year-earlier period. The increase is primarily due to higher spending for utilities, rent, property taxes and other miscellaneous operating costs. The increase is partially offset by a decrease in labor costs of 0.8% as a percentage of restaurant sales from the prior year.

     General and administrative costs increased $855,000 to $2,054,000 for the thirteen weeks ended April 2, 2005 from $1,199,000 in the year-earlier period. The increase in costs is primarily due to a $643,000 increase in personnel costs, $511,000 of which was a pre-tax non-cash stock compensation charge relating to the extension of the maturity date of certain stock options upon the resignation of an officer/director on January 7, 2005. This charge was $358,000 on an after-tax basis. Under the original stock option agreements, all of which were originally granted with an exercise price equal to the market value of the stock at the date of grant, the vested options were required to be exercised within 90 days after his resignation. The Company modified the terms for only those options to extend the period in which the former officer/director could exercise these stock options. The modification was to extend the maturity date until the earliest to occur of: (i) the last day of the term of the option as specified in the applicable option grant agreement, and (ii) one year from January 7, 2005. This modification required a re-measurement of the intrinsic value of the stock options as of January 7, 2005, and resulted in a non-cash charge in the form of compensation expense recorded as a general and administrative expense for the Company during the 13-week period ended April

2, 2005. The former officer/director had been with the Company for approximately 18 years and resigned as an officer and director of the Company to become a franchisee. The Company and the former officer/director entered into agreements for the development of 10 franchised locations in the Austin, Texas, area over the next seven years.

     The Company also incurred an additional $140,000 in professional & consulting fees, including fees associated with the documentation of internal controls over financial reporting related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 which the Company is required to comply with no later than fiscal year 2006. The remainder of the increase is due to increased spending in travel expenses for franchisee support and openings and other miscellaneous general and administrative costs incurred by the Company during the first quarter of 2005.

     Advertising expense which increased to $554,000 for the thirteen weeks ended April 2, 2005, from $514,000 in the same period in 2004, remained relatively flat as a percentage of total revenues at 5.7% compared with 5.4% in the year-earlier period. The Company spent approximately 5% of net restaurant sales at company-operated stores on local store advertising, including media and print advertising in the three markets in which the company-operated restaurants are located during both first quarter 2005 and 2004. In addition, all stores (both company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund (see Note 13 of the Consolidated Financial Statements included in the Company’s 2004 Form 10-K). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues is related to the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.

     Depreciation expense increased by $39,000 to $563,000 for the thirteen weeks ended April 2, 2005, from $524,000 in the same period in 2004 due primarily to the addition of approximately $1.9 million in fixed assets since April 3, 2004.

     Interest expense decreased 14.3% to $108,000 for the thirteen weeks ended April 2, 2005, from $126,000 in the year-earlier period. Since April 3, 2004, long-term debt decreased by $747,000, or 13.7%, to $4,708,000 as of April 2, 2005.

     Other, net expense was $21,000 for the thirteen weeks ended April 2, 2005, remaining relatively flat compared with a net expense of $22,000 in the year-earlier period. Included in this category is other miscellaneous income and expenses, and these income and expense categories were relatively consistent during the thirteen weeks ended April 2, 2005, and the year-earlier period.

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

     No impairment charges were recorded by the Company during the thirteen weeks ended April 2, 2005 or the year-earlier period; however, management has identified three company-operated stores which are currently performing at levels which, if improvements in cash flows are not made, may result in management revising its projected undiscounted future cash flows for these restaurants. This, in turn, may result in an impairment of value. Management intends to address these issues through increased local marketing efforts for these locations and will continue to monitor their performance.

     The Company had no reserves for closed properties as of April 2, 2005 and $58,000 in reserves as of April 3, 2004. No lease payments were incurred and charged against this reserve during the thirteen weeks ended April 2, 2005 and $23,000 in lease payments were incurred and charged against the reserve during the thirteen weeks ended April 3, 2004.

Off-Balance Sheet Arrangements

     At April 2, 2005, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of April 2, 2005, was approximately $477,000.

Liquidity and Capital Resources

     Capital expenditures totaled $132,000 for the thirteen weeks ended April 2, 2005 and $428,000 for the year-earlier period. Generally, the Company constructs its restaurant buildings on leased properties for Company-operated restaurants. The average monthly lease cost for the 13 Company-operated restaurants on leased sites at April 2, 2005 is approximately $3,500 per month. For the 21 restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $5,300.

     Cash from operations for the Company is primarily affected by net earnings adjusted for deferred franchise fees and non-cash expenses which consist primarily of depreciation. Depreciation totaled $563,000 for the thirteen weeks ended April 2, 2005 and $524,000 for the year-earlier period.

     Cash provided by operations for the thirteen week period ended April 2, 2005, was $647,000 compared with $894,000 in the year-earlier period. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment.

     As of April 2, 2005, the Company had total long-term debt of $4,708,000 and unused lines of credit and loan commitments of potential additional borrowings of $2,500,000. No long-term debt commitments or loan draws were made by the Company during the thirteen weeks ended April 2, 2005 or the thirteen weeks ended April 3, 2004.

     In February 2003, the Company entered a loan agreement with a financial institution in the amount of $5,000,000. The loan agreement comprised the following three components: (1) a $2,500,000 five-year loan with a fixed rate of 5.2%. The funds from the five-year term loan were used to refinance approximately $2.3 million of existing term loans with an average interest rate of 6.8% and maturity dates ranging from one to two years, (2) a $2.0 million draw down line for future expansion with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants and (3) a $500,000 revolver line with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants.

     In January 2001, the Company’s board of directors adopted a stock repurchase plan that allows the Company to repurchase up to 500,000 shares of its outstanding common stock. As of April 2, 2005, the Company had repurchased 25,000 shares of common stock under the plan. No further purchases are anticipated in the near term.

     The Company has budgeted capital expenditures of approximately $6.0 million in fiscal year 2005, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of four additional Company-operated restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems. As of April 2, 2005, the Company had spent approximately $132,000 of these budgeted capital expenditures. The Company expects to fund these capital expenditures through cash flow from operations and borrowings under the loan agreement entered in February of 2003; however, additional financing may be required to fund these expenditures.

Seasonality and Inflation

     While the Company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Although results were negatively impacted during the first quarter of 2005 due to a 11% increase in the cost of beef, management does not believe that inflation has had a material effect on income during the thirteen weeks ended April 2, 2005. Increases in food, labor or other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

Conversion of Preferred Stock

     In accordance with the provisions of the Company’s Certificate of Incorporation regarding preferred stock, as a result of the Company’s having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The Company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of April 2, 2005, only 19,269 shares have yet to be converted.

Known Trends and Uncertainties

     During the thirteen weeks ended April 2, 2005, the cost of beef increased approximately 11% over the prior year while the cost of chicken was relatively stable. In light of what appeared to be a sustained period of increased beef costs, the Company implemented menu price increases of approximately 2% effective in June 2004 and October 2004 in order to partially offset these increased costs. It may be difficult to raise menu prices to fully cover any future cost increases, but to the extent permitted by competition, we may implement additional menu price increases if deemed necessary. Additional margin improvements may have to be made through operational improvements, equipment advances and increased volumes to help offset these cost increases, due to the competitive state of the quick-service restaurant industry.

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

     Company-operated same-store sales decreased 2.7% and franchised same-store sales decreased 0.3% during the thirteen weeks ended April 2, 2005. Same-store sales for both Company-operated and franchised restaurants were negatively impacted by approximately 0.4% due to the fact that Easter Sunday occurred during the first quarter of 2005 and during the second quarter of 2004. Average per-store annual unit sales volumes (‘Average Unit Volumes”) were $822,000 at Company-operated stores and $810,000 at franchised stores as of April 2, 2005. The Company will continue with its marketing strategy of enhancing the Company’s points of differentiation and further positioning the Company as a premium fast-food provider. Management intends to continue testing new, bold-flavored premium product offerings in order to drive positive trends for same-store sales and average unit volumes, both of which are key performance indicators in our industry. The Company will also continue to explore potentially extending operational hours at both Company-operated and franchised stores to accomplish these goals as well. By continuing to improve in these areas, it will also help to offset some of the potential negative financial impacts of the other trends and uncertainties listed above.

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

Long-Lived Assets:

     The restaurant industry is capital intensive. The Company has approximately 70% of its total assets invested in property and equipment. The Company capitalizes only those costs that meet the definition of capital assets under generally accepted accounting principles. Accordingly, repairs and maintenance costs that do not extend the useful life of the asset are expensed as incurred.

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

Deferred Income Taxes:

     The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $388,000 valuation allowance recorded on the Company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.

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

     The Company’s entire long-term debt portfolio is financed with fixed rate debt. Less than 10% of the Company’s debt portfolio as of April 2, 2005, had maturity dates of less than two years. With every 25 basis point increase in interest rates, the Company could be subject to additional interest expense of approximately $1,500 annually, depending on the timing of the rate changes and debt maturities.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

     The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by the report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of April 2, 2005.

Changes in Internal Control Over Financial Reporting

     In our annual report on Form 10-K for the fiscal year ended January 1, 2005, we identified and disclosed a material weakness in our internal control over financial reporting related to the way we previously accounted for leases. To remediate the weakness, we changed our accounting policies regarding the review, analysis and recording of new and current leases, including the selection and monitoring of appropriate assumptions and guidelines. Management believes the above measures have addressed the material weakness described in our annual report on Form 10-K for the year ended January 1, 2005. The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate. During the thirteen weeks ended April 2, 2005, there were no other significant changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Part II OTHER INFORMATION

     Item 1 Legal Proceedings

     The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of the ultimate liability with respect to those actions will not have a materially adverse impact on our financial position or results of operations and cash flows.

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

BACK YARD BURGERS, INC.

Date: May 16, 2005	By:	/s/ Lattimore M. Michael

Lattimore M. Michael
Chairman and Chief Executive Officer

Date: May 16, 2005	By:	/s/ Michael G. Webb

Michael G. Webb Chief Financial Officer