Form 10-Q
period 2005-10-01
BACK YARD BURGERS INC
filed 2005-11-15
CIK 901495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005

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
Yes ☑    No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class — Common stock, par value $.01 per share
Outstanding at October 31, 2005 — 4,885,154

BACK YARD BURGERS, INC.

Back Yard Burgers, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	Unaudited
	October 1,	January 1,
	2005	2005
ASSETS

Cash and cash equivalents	$2,227	$2,320
Receivables, less allowance for doubtful accounts of $82 and $100	945	744
Inventories	233	259
Income taxes receivable	130	—
Current deferred tax asset	276	114
Prepaid expenses	323	205

Total current assets	4,134	3,642
Property and equipment, at depreciated cost	18,168	17,746
Goodwill	1,751	1,751
Noncurrent deferred tax asset	595	491
Notes receivable	90	90
Other assets	574	549

Total assets	$25,312	$24,269

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$967	$1,110
Accrued expenses	1,270	1,324
Income taxes payable	—	12
Current installments of long-term debt	756	797

Total current liabilities	2,993	3,243
Long-term debt, less current installments	4,209	4,103
Deferred franchise and area development fees	1,468	1,457
Other deferred income	320	379
Other deferred liabilities	605	611

Total liabilities	9,595	9,793

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,269 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 4,850,254 and 4,790,474 shares issued and outstanding	49	48
Paid-in capital	11,284	10,638
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	4,412	3,818

Total stockholders’ equity	15,717	14,476

Total liabilities and stockholders’ equity	$25,312	$24,269

See accompanying notes to unaudited consolidated financial statements

Back Yard Burgers, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
		(restated)		(restated)
		(Note 3)		(Note 3)
Revenues:
Restaurant sales	$8,450	$8,908	$25,730	$26,665
Franchise and area development fees	209	226	520	435
Royalty fees	1,059	830	3,028	2,282
Advertising fees	267	248	782	618
Other	144	180	483	534

Total revenues	10,129	10,392	30,543	30,534

Expenses:
Cost of restaurant sales	2,749	2,927	8,339	8,493
Restaurant operating expenses	4,089	4,338	12,359	12,756
General and administrative	1,531	1,438	5,164	3,944
Advertising	598	692	1,865	1,926
Depreciation	523	531	1,601	1,581

Total expenses	9,490	9,926	29,328	28,700

Operating income	639	466	1,215	1,834

Interest income	7	1	20	4
Interest expense	(100)	(120)	(312)	(366)
Other, net	(26)	35	(70)	(11)

Income before income taxes	520	382	853	1,461

Income taxes	166	120	258	458

Net income	$354	$262	$595	$1,003

Income per share:
Basic	$0.07	$0.05	$0.12	$0.21

Diluted	$0.07	$0.05	$0.12	$0.20

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,834	4,779	4,810	4,772

Diluted	5,072	5,029	5,105	5,109

See accompanying notes to unaudited consolidated financial statements

Back Yard Burgers, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	October 1,	October 2,
	2005	2004
		(restated)
		(Note 3)
Cash flows from operating activities:
Net income	$595	$1,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,601	1,581
Deferred income taxes	(113)	(41)
Stock option plan	511	—
Tax benefit of stock option plan	(153)	—
Provision for losses on receivables	4	26
Gain on sale of assets	—	(57)
Changes in assets and liabilities:
Receivables	(205)	(290)
Inventories	26	(20)
Prepaid expenses and other current assets	(118)	(306)
Other assets	(25)	(20)
Accounts payable and accrued expenses	(197)	(876)
Reserve for closed stores	—	(78)
Income taxes payable/(receivable)	(142)	(278)
Other deferred liabilities	(6)	15
Other deferred income	(59)	(66)
Deferred franchise and area development fees	11	156

Net cash provided by operating activities	1,730	749

Cash flows from investing activities:
Additions to property and equipment	(1,377)	(2,029)
Proceeds from sale of property and equipment	—	1,071
Proceeds on notes receivable	—	7

Net cash used in investing activities	(1,377)	(951)

Cash flows from financing activities:
Issuance of stock	135	100
Principal payments on long-term debt	(581)	(692)

Net cash used in financing activities	(446)	(592)

Net decrease in cash and cash equivalents	(93)	(794)
Cash and cash equivalents:
Beginning of period	2,320	2,292

End of period	$2,227	$1,498

Noncash investing and financing activities
Property acquired with a capital lease	$646	$—

Stock option plan (Note 2)	$358	$—

Supplemental disclosure of cash flow information:
Income taxes paid	$666	$777

Interest paid	$312	$334

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
Preopening costs. The Company expenses preopening costs as incurred. Preopening costs expensed for the thirty-nine weeks ended October 1, 2005 and October 2, 2004 were approximately $25,000 and $85,000, respectively.

NOTE 2 — STOCK-BASED EMPLOYEE COMPENSATION
     The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards in the quarters ended October 1, 2005, and October 2, 2004 under the plan consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s operating results for the quarters ended October 1, 2005, and October 2, 2004 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	Unaudited		Unaudited
	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1,	October 2,	October 1,	October 2,
	2005	2004	2005	2004
		(restated)		(restated)
Net income, as reported	$354	$262	$595	$1,003
Add: Expense recognized, net of tax	—	—	358	—
Less: Total stock-based compensation expense determined using fair value assumptions, net of tax effects	58	59	94	212

Pro forma net income	296	203	859	791

Earnings per share:
Basic — as reported	0.07	0.05	0.12	0.21

— pro forma	0.06	0.04	0.18	0.17

Diluted — as reported	0.07	0.05	0.12	0.20

— pro forma	0.06	0.04	0.17	0.15

     There were no options granted during the thirty-nine weeks ended October 2, 2004. During the third quarter of 2005, the Company granted certain employees and directors 93,500 options with a $5.00 strike price, the then current market value of the Company’s common stock.
     On January 7, 2005, the Company elected, upon the resignation of an officer/director, to extend the maturity date of 113,720 options from 90 days to one year. The consolidated statement of income for the thirty-nine weeks ended October 1, 2005 reflects an after tax charge of approximately $358,000 related to this modification as re-measured using the intrinsic method, which is added back for purposes of the proforma disclosures. The proforma expense above includes an after tax charge of approximately $9,000 for the modification by measuring the incremental increase in the fair value of the options. The incremental increase in fair value of the options was measured by comparing value immediately before the terms were modified and the value of the modified options. The weighted average assumptions and resulting fair value used in measuring the incremental increase in value were as follows:

	Prior to	As
	Modification	Modified
Expected life (years)	0.25	1.00
Expected volatility	33.71%	40.81%
Risk-free rate	2.32%	2.82%
Dividend yield	0.00%	0.00%
Fair value	$4.52	$4.65

NOTE 3 — RESTATEMENT OF FINANCIAL STATEMENTS
     The Company conducted a review of its accounting policies applicable to leases, leasehold improvements, rent commencement, deferred rent, and related tax effect. Based on the Company’s review, the Company determined that they incorrectly accounted for certain lease transactions under generally accepted accounting principles. Accordingly, the Company restated its consolidated financial statements for fiscal years and quarters ended prior to January 1, 2005. The effect of the change on the previously reported net income and earnings per share for the thirteen and thirty-nine weeks ended October 2, 2004 are reflected in the table below (in thousands, except per share amounts):

	Thirteen Weeks Ended			Thirty-Nine Weeks Ended
	October 2, 2004			October 2, 2004
	As			As
	previously		As	previously		As
	reported	Adjustment	restated	reported	Adjustment	restated
Net income	$289	($27)	$262	$1,083	($80)	$1,003

Basic earnings per share	$0.06	($0.01)	$0.05	$0.23	($0.02)	$0.21

Diluted earnings per share	$0.06	($0.01)	$0.05	$0.21	($0.01)	$0.20
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
COMPUTATION OF INCOME PER SHARE
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 1, 2005	October 2, 2004	October 1, 2005	October 2, 2004
		(restated)		(restated)
		(Note 3)		(Note 3)
Net Income	$354	$262	$595	$1,003

Weighted average number of common shares outstanding during the period	4,834	4,779	4,810	4,772

Basic income per share	$0.07	$0.05	$0.12	$0.21

Weighted average number of common shares outstanding during the period	4,834	4,779	4,810	4,772
Preferred shares convertible to common shares	20	20	20	20
Stock options	218	230	275	317

	5,072	5,029	5,105	5,109

Diluted income per share	$0.07	$0.05	$0.12	$0.20

The calculation of diluted income per share excluded 116,420 and 125,000 stock options, respectively, for the thirteen weeks ended October 1, 2005 and October 2, 2004 and 89,473 and 55,000 stock options, respectively, for the thirty-nine weeks ended October 1, 2005 and October 2, 2004,as their effect would be anti-dilutive.
NOTE 5 — DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES
          In addition to offering single unit franchise agreements, the Company also promotes franchisees to enter into area development agreements. The area development agreement grants to the franchisee the exclusive right to develop and open a specified number of restaurants within a limited period of time, generally ranging from two to ten years, and in a defined geographic territory and thereafter to operate each restaurant in accordance with the terms and conditions of the franchise agreement. The franchise agreement grants an exclusive license at a specified location to operate a restaurant in accordance with the Back Yard Burgers system and to utilize the Company’s trademarks, service marks and other rights of the Company relating to the sale of its menu items. At October 1, 2005 deferred fees received for certain franchise and area development rights, net of commissions paid, include amounts sold during the following years (in thousands):

2005	$269
2004	455

Previous years	744

$1,468

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
NOTE 7 — SUBSEQUENT EVENTS
On October 18, 2005, the Company entered into an agreement to purchase the assets of four franchised restaurants for approximately $4,650,000 plus the cost of all usable inventory of the restaurants. The Company anticipates the transaction will close in mid-November 2005 and that it will finance the payment of the purchase price to acquire the Business with existing cash on hand and borrowings under a credit agreement to be entered into with First Tennessee Bank.

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
     As of October 1, 2005, the Back Yard Burgers system included 171 restaurants, of which 41 were Company-operated and 130 were franchised. Unit activity for the thirty-nine weeks ended October 1, 2005 included twenty-six franchised store openings. Ten franchised stores closed during the thirty-nine weeks ended October 1, 2005, nine of which were co-branded restaurants with Taco Bell. The Company does not expect the closing of these co-branded restaurants to have a material impact on its financial condition or its results of operations for fiscal year 2005. One Company-operated restaurant also closed during the thirty-nine weeks ended October 1, 2005.
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

	Thirty-Nine Weeks Ended
	(Unaudited)
	October 1,	October 2,
	2005	2004
		(restated)
		(Note 3)
Revenues
Restaurant sales	84.2%	87.3%
Franchise and area development fees	1.7	1.4
Royalty fees	9.9	7.5
Advertising fees	2.6	2.0
Other	1.6	1.8

Total revenues	100.0%	100.0%

Costs and Expenses
Cost of restaurant sales (1)	32.4%	31.9%
Restaurant operating expenses (1)	48.0	47.8
General and administrative	16.9	12.9
Advertising	6.1	6.3
Depreciation	5.2	5.2
Operating income	4.0	6.0
Interest income	0.1	0.0
Interest expense	(1.0)	(1.2)
Other, net	(.2)	.0
Income before income taxes	2.8	4.8
Income taxes (2)	(30.2)	(31.3)
Net income	1.9	3.3

	Thirty-Nine Weeks Ended
	(Unaudited)
	October 1,	October 2,
	2005	2004
	($000’s)
Average annual sales per restaurant open for a full year (3)
Company-operated	$812	$819
Franchised	$810	$787
System average annual sales per restaurant open for a full year	$810	$799

Number of restaurants open
Company-operated	41	42
Franchised	130	108

Total	171	150

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

(3)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.
     As a result of an elimination of an intercompany transaction not reflected in the statement of income included in the press release attached as an exhibit to the Company’s Current Report on Form 8-K dated October 25, 2005, the amounts of the royalty fees and the general and administrative costs for the thirteen weeks ended October 1, 2005 and for the thirty-nine weeks ended October 1, 2005 as reported in this Form 10-Q are $92,000 lower than previously reported.

Comparison of the Company’s Results for the Thirteen Weeks Ended October 1, 2005 and October 2, 2004 (restated).
     Restaurant sales decreased 5.1% to $8,450,000 during the thirteen weeks ended October 1, 2005, from $8,908,000 for the year-earlier period. This decrease is primarily the result of a decrease of 3.0% in same-store sales at Company-operated restaurants during the thirteen weeks ended October 1, 2005 as well as the closing of one Company-operated restaurant since October 2, 2004. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.
     Franchise and area development fees remained relatively flat at $209,000 for the thirteen weeks ended October 1, 2005, compared with $226,000 in the year-earlier period. Eleven new franchise stores opened during the thirteen weeks ended October 1, 2005, and eleven new franchised stores opened during the thirteen weeks ended October 2, 2004.
     Royalty fees increased 27.6% to $1,059,000 during the thirteen week period ended October 1, 2005, compared with $830,000 during the period ended October 2, 2004. The change is due to a net increase of twenty-two franchised stores since October 2, 2004 resulting in increased franchised sales on which royalty fees are based. This increase was partially offset by a 5.9% decrease in same-store sales at franchised restaurants during the thirteen weeks ended October 1, 2005. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.
     Advertising fees increased 7.7% to $267,000 during the thirteen week period ended October 1, 2005, from $248,000 during the third quarter of 2004. The change is due to an increase in franchised restaurant sales, upon which a portion of the fees are based.
     Other revenues decreased by $36,000 to $144,000 during the thirteen week period ended October 1, 2005, from $180,000 during the third quarter of 2004. The decrease in other revenues is due to a decrease in other miscellaneous revenues.
     Cost of restaurant sales, consisting of food and paper costs, totaled $2,749,000 for the thirteen weeks ended October 1, 2005, and $2,927,000 during the same period in 2004, decreasing as a percentage of restaurant sales to 32.5% from 32.9%. The cost of beef decreased by 0.8% during the thirteen weeks ended October 1, 2005 from the year earlier period, but the Company incurred increases in other food costs driven primarily by higher fuel costs over the year-earlier period. The margin impact of these cost increases was offset by a menu price increase of approximately 2% at Company-operated restaurants in October 2004.
     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, decreased to $4,089,000 for the thirteen weeks ended October 1, 2005, from $4,338,000 in the same prior year period, decreasing as a percentage of restaurant sales to 48.4%, from 48.7% for the year-earlier period. The Company reduced labor costs as a percentage of restaurant sales by 0.9% from the year-earlier period. The decrease is offset by increased spending for utilities and other miscellaneous operating costs.
     General and administrative costs increased $93,000 to $1,531,000 for the thirteen weeks ended October 1, 2005 from $1,438,000 in the year-earlier period. This increase is primarily related to higher spending for customer feedback surveys and research and development.

     Advertising expense which decreased to $598,000 for the thirteen weeks ended October 1, 2005, from $692,000 in the same period in 2004, decreased as a percentage of total revenues to 5.9% compared with 6.7% in the year-earlier period. The Company spent approximately 5% of net restaurant sales at company-operated stores on local store advertising, including media and print advertising in the three markets in which the company-operated restaurants are located during both third quarter 2005 and 2004. In addition, all stores (both company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund (see Note 13 of the Consolidated Financial Statements included in the Company’s 2004 Form 10-K). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues is related to the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.
     Depreciation expense decreased by $8,000 to $523,000 for the thirteen weeks ended October 1, 2005, from $531,000 in the same period in 2004. The Company had approximately $2.2 million in fixed assets additions since October 2, 2004; however, since October 2, 2004, certain of the Company’s fixed assets have become fully depreciated resulting in a reduction in depreciation expense for the thirteen weeks ended October 1, 2005.
     Interest expense decreased by $20,000 to $100,000 for the thirteen weeks ended October 1, 2005, from $120,000 in the year-earlier period. Since October 2, 2004, long-term debt has remained relatively flat; however, the company entered a $646,000 capital lease during the thirty-nine weeks ended October 1, 2005, for which no interest expense was incurred during the period. Net of this lease, long-term debt decreased by $665,000, or 13.3%, since October 2, 2004.
     Other, net expense was $26,000 for the thirteen weeks ended October 1, 2005, compared with a other net income of $35,000 in the prior year. This change is due to the fact that the Company recognized approximately $57,000 in gains on the sale of assets during the thirteen weeks ended October 2, 2004. Also included in this category are franchise tax expense and other miscellaneous income and expenses, and these income and expense categories were relatively consistent during the thirteen weeks ended October 1, 2005 compared with the year-earlier period.
Comparison of the Company’s Results for the Thirty-Nine Weeks Ended October 1, 2005 and October 2, 2004 (restated).
     Restaurant sales decreased 3.5% to $25,730,000 during the thirty-nine weeks ended October 1, 2005, from $26,665,000 for the year-earlier period. This decrease is primarily due to a 2.5% decrease in same-store sales at Company-operated restaurants during the thirty-nine weeks ended October 1, 2005, as well as the closing of one Company-operated restaurant since October 2, 2004. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.
     Franchise and area development fees increased by $85,000 to $520,000 for the thirty-nine weeks ended October 1, 2005, compared with $435,000 in the year-earlier period. Twenty-six new franchise stores opened during the thirty-nine weeks ended October 1, 2005, compared with twenty-two new franchised stores openings in the year-earlier period.
     Royalty fees increased 32.7% to $3,028,000 during the thirty-nine weeks ended October 1, 2005, compared with $2,282,000 during the thirty-nine weeks ended October 2, 2004. The change is due to a net increase of twenty-two franchised stores since October 2, 2004 resulting in increased franchised sales on which royalty fees are based. This increase was partially offset by a 2.6% decrease in same-store sales at franchised restaurants during the thirty-nine weeks ended October 1, 2005. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

     Advertising fees increased 26.5% to $782,000 during the thirty-nine week period ended October 1, 2005, from $618,000 during the year-earlier period. The change is due to an increase in franchised restaurant sales, upon which a portion of the fees are based.
     Other revenues decreased by $51,000 to $483,000 during the thirty-nine weeks ended October 1, 2005, from $534,000 during the year-earlier period. The decrease in other revenues is due to a decrease in other miscellaneous revenues.
     Cost of restaurant sales, consisting of food and paper costs, totaled $8,339,000 for the thirty-nine weeks ended October 1, 2005, and $8,493,000 during the same period in 2004, increasing as a percentage of restaurant sales to 32.4% from 31.9%. The increase in costs as a percentage of sales is due to an 8.3% increase in the cost of beef during the thirty-nine weeks ended October 1, 2005, as well as other food cost increases driven primarily by higher fuel costs over the year-earlier period. The margin impact of these cost increases was partially offset by menu price increases of approximately 2% at Company-operated restaurants in June and October 2004.
     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, decreased to $12,359,000 for the thirty-nine weeks ended October 1, 2005, from $12,756,000 in the same prior year period, increasing as a percentage of restaurant sales to 48.0%, from 47.8% for the year-earlier period. The increase is primarily due to higher spending for utilities and other miscellaneous operating costs. The increase is partially offset by a decrease in labor costs as a percentage of restaurant sales of 0.7% from the prior year.
     General and administrative costs increased $1,220,000 to $5,164,000 for the thirty-nine weeks ended October 1, 2005 from $3,944,000 in the year-earlier period. The increase in costs is primarily due to a $757,000 increase in personnel costs, $511,000 of which was a pre-tax non-cash stock compensation charge relating to the extension of the maturity date of certain stock options upon the resignation of an officer/director on January 7, 2005. This charge was $358,000 on an after-tax basis. Under the original stock option agreements, all of which were originally granted with an exercise price equal to the market value of the stock at the date of grant, the vested options were required to be exercised within 90 days after his resignation. The Company modified the terms for only those options to extend the period in which the former officer/director could exercise these stock options. The modification was to extend the maturity date until the earliest to occur of: (i) the last day of the term of the option as specified in the applicable option grant agreement, and (ii) one year from January 7, 2005. This modification required a re-measurement of the intrinsic value of the stock options as of January 7, 2005, and resulted in a non-cash charge in the form of compensation expense recorded as a general and administrative expense for the Company during the 13-week period ended April 2, 2005. The former officer/director had been with the Company for approximately 18 years and resigned as an officer and director of the Company to become a franchisee.
     The Company also incurred an additional $232,000 in professional & consulting fees, including fees associated with the documentation of internal controls over financial reporting related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 which the Company is required to comply with no later than fiscal year 2007. The remainder of the increase is due to increased spending in travel expenses for franchisee support and openings and other miscellaneous general and administrative costs incurred by the Company during the thirty-nine weeks ended October 1, 2005.

     Advertising expense which decreased to $1,865,000 for the thirty-nine weeks ended October 1, 2005, from $1,926,000 in the same period in 2004, remained relatively flat as a percentage of total revenues at 6.1% compared with 6.3% in the year-earlier period. The Company spent approximately 5% of net restaurant sales at company-operated stores on local store advertising, including media and print advertising in the three markets in which the company-operated restaurants are located during the first three quarters of both 2005 and 2004. In addition, all stores (both company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund (see Note 13 of the Consolidated Financial Statements included in the Company’s 2004 Form 10-K). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues is related to the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.
     Depreciation expense increased by $20,000 to $1,601,000 for the thirty-nine weeks ended October 1, 2005, from $1,581,000 in the same period in 2004 due primarily to the addition of approximately $2.2 million in fixed assets since October 2, 2004. The additional depreciation associated with these asset additions is partially offset by the fact that since October 2, 2004, certain of the Company’s fixed assets have become fully depreciated resulting in a reduction in depreciation expense compared with the year-earlier period.
     Interest expense decreased 14.8% to $312,000 for the thirty-nine weeks ended October 1, 2005, from $366,000 in the year-earlier period. Since October 2, 2004, long-term debt has remained relatively flat; however, the company entered a $646,000 capital lease during the thirty-nine weeks ended October 1, 2005, for which no interest expense was incurred during the period. Net of this lease, long-term debt decreased by $665,000, or 13.3%, since October 2, 2004.
     Other, net expense was $70,000 for the thirty-nine weeks ended October 1, 2005, compared with a net expense of $11,000 in the year-earlier period. This change is due to the fact that the Company recognized approximately $57,000 in gains on the sale of assets during the thirty-nine weeks ended October 2, 2004. Also included in this category are franchise tax expense and other miscellaneous income and expenses, and these income and expense categories were relatively consistent during the thirteen weeks ended October 1, 2005, and the year-earlier period.

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
     No impairment charges were recorded by the Company during the thirty-nine weeks ended October 1, 2005 or the year-earlier period; however, management has identified two company-operated stores which are currently performing at levels which, if improvements in cash flows are not made, may result in management revising its projected undiscounted future cash flows for these restaurants. This, in turn, may result in an impairment of value. Management intends to address these issues through increased local marketing efforts for these locations and will continue to monitor their performance.
     The Company had no reserves for closed properties as of October 1, 2005 and $3,000 in reserves as of October 2, 2004. No lease payments were incurred and charged against this reserve during the thirty-nine weeks ended October 1, 2005 and $78,000 in lease payments were incurred and charged against the reserve during the thirty-nine weeks ended October 2, 2004.
Off-Balance Sheet Arrangements
     At October 1, 2005, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of October 1, 2005, was approximately $474,000.
Liquidity and Capital Resources
     Capital expenditures totaled $2,023,000 for the thirty-nine weeks ended October 1, 2005 and $2,029,000 for the year-earlier period. Generally, the Company constructs its restaurant buildings on leased properties for Company-operated restaurants. The average monthly lease cost for the 13 Company-operated restaurants on leased sites at October 1, 2005 is approximately $3,550 per month. For the 20 restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $5,400.
     Cash provided by operations for the Company is primarily affected by net earnings adjusted non-cash expenses which consist primarily of depreciation. Depreciation totaled $1,601,000 for the thirty-nine weeks ended October 1, 2005 and $1,581,000 for the year-earlier period.
     Cash provided by operations for the thirty-nine week period ended October 1, 2005, was $1,730,000 compared with $749,000 in the year-earlier period. $679,000 of this $981,000 increase in cash provided by operations was related to a $197,000 decrease in accounts payable and accrued expenses for the thirty-nine weeks ended October 1, 2005 compared with a $876,000 reduction in accounts payable and accrued expenses in the year earlier period. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment.
     As of October 1, 2005, the Company had total long-term debt of $4,965,000 and unused lines of credit and loan commitments of potential additional borrowings of $2,500,000. The Company entered a capital lease with an effective interest rate of approximately 10.5% to finance the acquisition of a parcel of land for $646,000 for which the Company determined to have a bargain purchase option. No additional long-term debt commitments or loan draws were made by the Company during the thirty-nine weeks ended October 1, 2005 or the thirty-nine weeks ended October 2, 2004; however, the Company anticipates borrowing approximately $6.0 million during the fourth quarter of 2005 to finance the acquisition of four franchised restaurants located in Florida as well as the acquisition of four parcels of real property that the Company formerly leased for the operations of four existing Company operated restaurants.
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
     In January 2001, the Company’s board of directors adopted a stock repurchase plan that allows the Company to repurchase up to 500,000 shares of its outstanding common stock. As of October 1, 2005, the Company had repurchased 25,000 shares of common stock under the plan. No further purchases are anticipated in the near term.
     The Company has budgeted capital expenditures of approximately $9.5 million in fiscal year 2005, including pending acquisitions. These capital expenditures primarily relate to the acquisition of four franchised restaurants located in Florida, the acquisition of four parcels of real property that the Company formerly leased for the operations of four existing Company operated restaurants, the development of four new Company-operated restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems. As of October 1, 2005, the Company had spent approximately $2,023,000 of these budgeted capital expenditures. The Company expects to fund these capital expenditures through cash on hand, cash flows from operations and borrowings under the loan agreement entered in February of 2003 in addition to a new credit facility to be entered into to finance the acquisitions described above.
Seasonality and Inflation
     While the Company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Although results were negatively impacted during the thirty-nine weeks ended October 1, 2005 due to an 8.3% increase in the cost of beef, management does not believe that inflation had a material effect on income during the thirty-nine weeks ended October 1, 2005. Increases in food, labor or other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.
Conversion of Preferred Stock
     In accordance with the provisions of the Company’s Certificate of Incorporation regarding preferred stock, as a result of the Company’s having attained after tax net income (as defined) in excess of $600,000 during 1994, each share of preferred stock is convertible at $0.01 par value into one share of common stock at $0.01 par value, at the option of the holder. The Company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of October 1, 2005, only 19,269 shares have yet to be converted.
Known Trends and Uncertainties
     During the thirty-nine weeks ended October 1, 2005, the cost of beef increased approximately 8.3% over the prior year while the cost of chicken was relatively stable. In light of what appeared to be a sustained period of increased beef costs, the Company implemented menu price increases of approximately 2% effective in June 2004 and October 2004 in order to partially offset these increased costs. It may be difficult to raise menu prices to fully cover any future cost increases, but to the extent permitted by competition, we may implement additional menu price increases if deemed necessary. Additional margin improvements may have to be made through operational improvements, equipment advances and increased volumes to help offset these cost increases, due to the competitive state of the quick-service restaurant industry.
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
     Company-operated same-store sales decreased 2.5% and franchised same-store sales decreased 2.6% during the thirty-nine weeks ended October 1, 2005. Average per-store annual unit sales volumes (‘Average Unit Volumes”) were $812,000 at Company-operated stores and $810,000 at franchised stores as of October 1, 2005. The Company will continue with its marketing strategy of enhancing the Company’s points of differentiation and further positioning the Company as a premium fast-food provider. Management intends to continue testing new, bold-flavored premium product offerings in order to drive positive trends for same-store sales and average unit volumes, both of which are key performance indicators in our industry. The Company will also continue to explore potentially extending operational hours at both Company-operated and franchised stores to accomplish these goals as well.
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
Long-Lived Assets:
     The restaurant industry is capital intensive. The Company has approximately 72% of its total assets invested in property and equipment. The Company capitalizes only those costs that meet the definition of capital assets under generally accepted accounting principles. Accordingly, repairs and maintenance costs that do not extend the useful life of the asset are expensed as incurred.
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

Deferred Income Taxes:
     The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $513,000 valuation allowance recorded on the Company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.
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
     In December 2004, the FASB issued SFAS 123 (Revised), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for annual reporting periods beginning after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS 123R on January 1, 2006. Historically, the compensation expense recognized related to stock options under this APB No. 25 has been minimal. As a result, adoption of the provisions of SFAS 123R is expected to have a significant impact to reported net income and earnings per share. The Company estimates that the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123; however, this estimate is subject to change based on the volatility of the Company’s stock price as well as potential changes in the amount and pricing of future option grants awarded.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first-time adoption of SFAS

123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company will adopt SAB 107 in connection with its adoption of SFAS 123(R).
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
     The Company’s entire long-term debt portfolio is financed with fixed rate debt. Less than 10% of the Company’s debt portfolio as of October 1, 2005, had maturity dates of less than two years. With every 25 basis point increase in interest rates, the Company could be subject to additional interest expense of approximately $1,500 annually, depending on the timing of the rate changes and debt maturities.
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
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by the report. Based on the evaluation, performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”), the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective as of October 1, 2005.
Changes in Internal Control Over Financial Reporting
     In our annual report on Form 10-K for the fiscal year ended January 1, 2005, we identified and disclosed a material weakness in our internal control over financial reporting related to the way we previously accounted for leases. To remediate the weakness, we changed our accounting policies regarding the review, analysis and recording of new and current leases, including the selection and monitoring of appropriate assumptions and guidelines during the first quarter of 2005. Management believes the above measures have addressed the material weakness described in our annual report on Form 10-K for the year ended January 1, 2005. The Audit Committee and management will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action as appropriate. During the thirteen weeks ended October 1, 2005, there were no significant changes in the Company’s internal controls over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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
BACK YARD BURGERS, INC.

Date: November 14, 2005	By:	/s/ Lattimore M. Michael
Lattimore M. Michael
Chairman and Chief Executive Officer

Date: November 14, 2005	By:	/s/ Michael G. Webb
Michael G. Webb
Chief Financial Officer