Form 10-K
period 2005-12-31
BACK YARD BURGERS INC
filed 2006-03-31
CIK 901495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
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
(901) 367-0888
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.01 par value
(Title of class)
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐           Accelerated filer  ☐           Non-accelerated filer  ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☑
     The aggregate market value of common stock held by non-affiliates on March 1, 2006 was approximately $16,191,000.
     The number of shares outstanding of the registrant’s common stock as of March 1, 2006 was 4,943,792.
     Certain portions of Part II are incorporated by reference from the registrant’s annual report to stockholders for the year ended December 31, 2005 and certain portions of Part III are incorporated by reference from the registrant’s proxy statement relating to the annual meeting of stockholders to be held on May 18, 2006.

FORWARD-LOOKING STATEMENTS: This Form 10-K, the documents that we incorporate by reference, and other written reports and oral statements made from time to time by us and our representatives contain “forward-looking statements” within the meaning of the federal securities laws. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding our financial position, results of operations, growth strategy and plans for future expansion, product development, economic conditions, and other similar forecasts and statements of expectation. We generally indicate these statements by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases. Forward-looking statements are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the Company. The factors that could cause our actual results to differ materially, many of which are beyond our control, include, but are not limited to, the factors described under Risk Factors, including the following: delays in opening new stores or outlets because of weather, local permitting, and the availability and cost of land and construction; increases in competition and competitive discounting; increases in minimum wage and other operating costs; shortages in raw food products; volatility of commodity prices; consumer preferences, spending patterns and demographic trends; the possibility of unforeseen events affecting the industry generally, and other risks described from time to time in our periodic reports filed with the Securities and Exchange Commission. Back Yard Burgers, Inc. disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.
PART I
ITEM 1. BUSINESS
General
     Back Yard Burgers (the “Company”) operates and franchises quick-service restaurants in 20 states, primarily in markets throughout the Southeast region of the United States. Our restaurants specialize in charbroiled, freshly prepared, great tasting food. As our name implies, we strive to offer the same high-quality ingredients and special care typified by outdoor grilling in your own back yard. Our menu features made-to-order gourmet 100% Black Angus hamburgers and chicken sandwiches — charbroiled over an open flame, fresh salads, chili and other special entrees as well as hand-dipped milkshakes, fresh-made lemonade and fresh-baked cobblers. As of December 31, 2005, our operations included 44 company-operated restaurants and 127 franchised restaurants.
Corporate History
     The Company was incorporated in December, 1986 as Back Yard Burgers, Inc., a Mississippi corporation, and opened its first restaurant in Cleveland, Mississippi in March 1987. The Company was reorganized under the laws of the State of Delaware in January 1991. The Company consummated its initial public offering on July 2, 1993 and its common stock has traded on Nasdaq since that time.
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
Growth Strategy
     During 2006, we will continue to focus on opening new company-operated and franchised restaurants and increasing same-store sales. Our growth strategy is to continue to:
•	set our restaurants apart from fast-food competition by serving premium fast food, enhancing the interiors of our dine-in facilities and re-imaging existing franchise facilities with the Company’s new logo and color schemes so that the design and feel of our restaurants will match the standards set by the quality of the food;

•	improve the work flow of existing units to improve productivity and throughput;

•	develop additional company-operated restaurants in existing markets and fund such development with cash flow from operations and additional debt or equity financing where warranted. We expect to open two company-operated restaurants in 2006;

•	test new and improved operational technology systems that should enable the Company and our franchisees to increase sales, control operating costs and build customer loyalty through innovative technology solutions including: new state of the art biometric point-of-sale systems, self-serve kiosks, interactive customer ordering, back office software, enterprise reporting, loyalty programs, point-of-sale hardware and support.

•	both of the new company-operated restaurants will have playgrounds; each playground centerpiece is a tree house, which the company feels will further enhance our back yard theme and increase restaurant traffic. These will be the first company-operated locations with playgrounds.

•	develop additional franchised restaurants, primarily within existing markets, with a committed and experienced group of franchisees. We expect that approximately 25 franchised restaurants will open in 2006.

•	continue to develop and improve sales of our breakfast menu with targeted system-wide availability by 2007. Currently, breakfast is being served at 21 (eleven of which are company-operated and ten franchised) of our 171 locations.
ITEM 1A. RISK FACTORS
   An investment in our common stock involves a high degree of risk. You should carefully read and consider the risks described below before deciding to invest in our common stock. The occurrence of any of the following risks could materially harm our business, financial condition, results of operations or cash flows.
Our ability to open and operate new restaurants is subject to factors beyond our control.
   Our growth strategy depends in large part on our ability and the ability of our franchisees to timely and efficiently open new restaurants and to operate these restaurants on a profitable basis. Delays or failures in opening new restaurants could materially and adversely affect our planned growth. The success of our planned expansion will depend upon numerous factors, many of which are beyond our control, including the following:
•	our ability to identify, and secure an adequate supply of, available and suitable restaurant sites;

•	availability and retention of qualified operating personnel;

•	increases in minimum wage and other operating costs cost;

•	shortages in raw food products and volatility of commodity prices;

•	consumer preferences, spending patterns and demographic trends;

•	securing required governmental approvals and permits;

•	competition in our markets and competitive discounting;

•	availability of capital; and

•	the possibility of unforeseen events affecting our industry generally and in the Southeastern region of the United States in particular.
The locations of our Company-owned and franchised restaurants are critical to our success.
   Our success is dependent on our ability to identify and secure suitable locations for our Company-owned and franchised restaurants. Factors we typically review in considering any potential restaurant locations include traffic count, speed of traffic, convenient access, size and configuration, demographics and density of population, visibility and cost, as well as potential competition and sales and traffic counts of national and regional chain restaurants operating in the area. The sales performance and guest counts for our restaurants may be adversely affected in the event one or more of our competitors opens new restaurants in close proximity to our locations.
Our business is dependent on the availability and retention of qualified operating personnel.
     Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified managerial and other employees. Qualified individuals needed to fill these positions are in short supply in some areas. The inability to recruit and retain these individuals may delay the planned openings of new restaurants or result in high employee turnover in existing restaurants, which could harm our business. Additionally, competition for qualified employees could require us to pay higher wages to attract sufficient employees, which could result in higher labor costs. Most of our employees are paid on an hourly basis. These employees are paid in accordance with applicable minimum wage regulations. Accordingly, any increase in the minimum wage, whether state or federal, could have a material adverse impact on our business.
Our operations are susceptible to the cost of and changes in food availability.
     Our profitability depends in part on our ability to anticipate and react to changes in food costs. Various factors beyond our control, including adverse weather conditions, governmental regulation, production, availability, recalls of food products and seasonality may affect our food costs or cause a disruption in our supply chain. Beef and chicken represent a significant portion of our food purchases. Changes in the price or availability of chicken or beef could materially adversely affect our profitability. We cannot predict whether we will be able to anticipate and react to changing food costs by adjusting our purchasing practices and menu prices, and a failure to do so could adversely affect our operating results.
Changes in consumer preferences could negatively impact our results of operations.
     Our menu features made-to-order gourmet 100% Black Angus hamburgers and chicken sandwiches, fresh salads, chili and other special entrees as well as hand-dipped milkshakes, fresh-made lemonade and fresh-baked cobbler. Our continued success depends, in part, upon the popularity of these foods in the quick serve restaurant market. The fast food industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies in the fast food industry have introduced products positioned to capitalize on growing consumer preference for food products which are upscale and are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. Our success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well as other factors affecting the food service industry, including new market entrants and demographic changes.
Health concerns relating to the consumption of beef or chicken could negatively impact our results of operations.
     Like other restaurant chains, consumer preferences could be affected by health concerns about the avian influenza, also known as bird flu, or the consumption of beef, or negative publicity concerning food quality, illness and injury generally, such as negative publicity concerning E. coli, “mad cow” or “foot-and-mouth” disease or the publication of government or industry findings concerning food products served by us. This negative publicity may adversely affect demand for our food and could result in a decrease in guest traffic to our restaurants.
We are subject to government regulation that may adversely hinder or impact the growth of our business.
     We are subject to Federal Trade Commission regulation and several state laws which regulate the offer and sale of franchises. The Company is also subject to state laws that regulate substantive aspects of the franchisor — franchisee relationship. The FTC’s Trade Regulation Rule on Franchising requires the Company to furnish to prospective franchisees a franchise offering circular containing information prescribed by the rule. State laws that regulate the offer and sale of franchises and the franchisor — franchisee relationship presently exist in a substantial number of states.
     Each company-operated and franchised restaurant is subject to licensing and regulation by a number of governmental authorities, which may include health, sanitation, safety, fire, building and other agencies in the state or municipality in which the restaurant is located. Difficulties in obtaining or failure to obtain the required licenses or approvals could delay or prevent the development of a new restaurant in a particular area. The Company is also subject to federal and state environmental regulations. More stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or prevent the development of a new restaurant in a particular area.
     State and federal labor laws that govern the relationship with employees of our company-owned and franchised restaurants, such as minimum wage requirements, overtime and working conditions and citizenship requirements. Significant numbers of the food service and preparation personnel at our restaurants are paid at rates governed by the federal minimum wage. Accordingly, further increases in the minimum wage would increase our labor costs and may have an adverse effect on the Company’s operating margins.
Our success depends on our ability to compete effectively in the quick service restaurant industry.
     The restaurant industry, particularly the fast food segment, is highly competitive with respect to price, service, food quality and location. We compete with numerous well-established competitors possessing substantial financial, marketing, personnel and other resources. In addition, we compete with national, regional and local fast food chains, many of which specialize in or offer quick serve hamburger and chicken products. We also expect to face competition from a broad range of other restaurants and food service establishments. Many of the Company’s competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products.
     We compete primarily based on the quality of our food and guest service, rather than price. We implemented menu price increases of approximately 2% effective in June 2004 and October 2004 in order to partially offset increased costs of beef and other operating expenses. Although we have not experienced significant consumer resistance to our past price increases, we cannot provide assurance that these or other future price increases will not deter guests from visiting our restaurants in favor of lower-price competitors.
If our franchisees cannot develop new restaurants, our growth and success may be impeded.
     Our ability to grow is dependent on the development of franchised restaurants pursuant to existing area development agreements and franchise agreements, as well as the pursuit of additional franchised restaurants pursuant to new area development agreements and franchise agreements. Under our current form of area development agreement, franchisees must develop a predetermined number of restaurants in their area according to a schedule that lasts for the term of their development agreement. The Company may revoke an area development agreement of any franchisee that is unsuccessful in meeting its projected development schedule. The Company anticipates the termination of at least six area development agreements, which relate to the development of up to 66 stores, during 2006 due to lack of required development under the agreements.
Our expansion into new markets may present increased risks due to our unfamiliarity with the area.
     Some of our new restaurants will be located in areas where we have little or no meaningful experience and where there is the lack of market awareness of the Back Yard Burgers ® brand. Those markets may have competitive conditions, consumer tastes and discretionary spending patterns that are different from our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets.

The acquisition of existing restaurants from our franchisees may have an adverse impact on our operating results or financial condition.
     We may seek to selectively acquire existing restaurants from our franchisees who are seeking an exit strategy. To do so, we would need to identify suitable acquisition candidates, negotiate acceptable acquisition terms and obtain appropriate financing. Future acquisitions of existing restaurants from our franchisees could result in the incurrence of contingent liabilities and impairment charges related to goodwill and other intangible assets, any of which could harm our business, results of operations and financial condition.
Our restaurants are located primarily in the Southeast region of the United States and, as a result, we are sensitive to economic and other trends and developments in this region.
     As of December 31, 2005, our operations included 44 company-operated restaurants and 127 franchised restaurants in the Southeast region of the United States, primarily in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Missouri and Tennessee. As a result, we are particularly susceptible to adverse trends and economic conditions in this region, including its labor market. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in the Southeastern United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.
Our franchisees could take actions that could harm our business.
     Franchisees are independent contractors and are not our employees. We provide training and support to franchisees; however, franchisees operate their restaurants as independent businesses. Consequently, the quality of franchised restaurant operations may be diminished by any number of factors beyond our control. Moreover, franchisees may not successfully operate restaurants in a manner consistent with our standards and requirements, or may not hire and train qualified managers and other restaurant personnel. Our image and reputation, and the image and reputation of other franchisees, may suffer materially and system-wide sales could significantly decline if our franchisees do not operate successfully.
If we are not able to transition the role of CEO to a qualified person, our business could suffer.
     Our growth in the past has depended on the services and performance of Lattimore M. Michael, our Chairman and Chief Executive Officer. We recently announced that we would separate the roles of Chairman and CEO and that, upon retaining an individual to serve as President and CEO of the Company, Mr. Michael would resign from his position as CEO. Our future performance will depend on our ability to recruit and retain an individual to serve as President and CEO of the Company. Competition for qualified executives is intense. The inability to attract additional qualified personnel as needed could materially harm our business.
Our future success depends on our ability to protect our proprietary information.
     Our business prospects will depend in part on our ability to develop favorable consumer recognition of the Back Yard Burgers ® name and logo. Although Back Yard Burgers ® and the kettle and flame logo are federally registered trademarks with the United States Patent and Trademark Office, our trademarks could be infringed in ways that leave us without redress.
A significant increase in litigation could have a material adverse effect on our results of operations, financial condition and business prospects.
     As a member of the restaurant industry, we are sometimes the subject of complaints or litigation from guests alleging illness, injury or other food quality, health or operational concerns. Adverse publicity resulting from these allegations could harm our restaurants, regardless of whether the allegations are valid or whether we are liable. We are subject to the same risks of adverse publicity resulting from these sorts of allegations even if the claim involves one of our franchisees.

Restaurant Operations
     Restaurant Locations. The following tables set forth the number of restaurants located in each market of the Company’s system at December 31, 2005.

Company-operated:		Franchised:
	Number of		Number of
Core Markets	Restaurants	Core Markets	Restaurants
Memphis, TN Area	28	Kansas City, MO Area	12
Little Rock, AR Area	7	Atlanta, GA Area	9
Nashville, TN Area	5	Birmingham, AL Area	4
Gulf Coast, FL Area	4	Charlotte, NC Area	4
		Jackson, MS Area	4
		Knoxville, TN Area	4
		Hickory, NC Area	3
Total	44	Memphis, TN Area	3
		Orlando, FL Area	3
		Tulsa, OK Area	3
		Chattanooga, TN Area	2
		Lexington, KY Area	2
		Little Rock, AR Area	2
		Paducah, KY Area	2
		State College, PA Area	2
		Tallahassee, FL Area	2
		Waco, TX Area	2

		Other Markets (1)
		Georgia	8
		Mississippi	8
		Alabama	7
		Kentucky	7
		Missouri	6
		North Carolina	5
		Louisiana	4
		South Carolina	4
		Arkansas	2
		Indiana	2
		Tennessee	2
		Florida	1
		Illinois	1
		Kansas	1
		Nebraska	1
		Ohio	1
		Oklahoma	1
		Pennsylvania	1
		Texas	1
		Virginia	1

		Total	127

(1)	The “Other Markets” portion of the table reflects the total number of restaurants located in such markets by state. Other markets for the restaurants range from small towns to large cities where franchisees have only one restaurant.

     Restaurant Openings and Closings. The following table presents an activity summary of the company-operated and franchised restaurants during the periods presented.

	Year Ended
	December 31,		January 1,	January 3,	December 28,
	2005		2005	2004	2002
Restaurants
Company-operated
Open at beginning of period	42		42	42	37
Opened during period	1		2	1	5
Converted to Company	4		0	0	1
Converted to Franchise	0		(1)	0	0
Closed during period	(3)		(1)	(1)	(1)

Open at end of period	44		42	42	42

Franchised (a)
Open at beginning of period	114		90	77	67
Opened during period	32		31	19	15
Converted to Company	(4)		0	0	(1)
Converted to Franchise	0		1	0	0
Closed during period	(15	) (b)	(8)	(6)	(4)

Open at end of period	127		114	90	77

Total Restaurants	171		156	132	119

(a)	As of March 24, 2006, five franchised restaurants opened since December 31, 2005, one each in Athens, AL, Cherokee, NC, Milledgeville, GA, Denham Springs, LA and Rogers, AR and one franchised restaurant closed in Kingsport, TN. One Company-operated restaurant in Tupelo, MS was sold in January 2006 and will continue to be operated as a franchised restaurant, and one Company-operated restaurant in Memphis, TN was closed and sold in March 2006.

(b)	Includes the closing of all 9 co-branded restaurants with Taco Bell.
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
     In some circumstances, restaurants may be constructed via the conversion of buildings used previously by other concepts, including other restaurants. The restaurants range in size from 820 square feet (double drive-through) to 4,000 square feet. The restaurants also include Company-approved interior and exterior decor, equipment, fixtures, furnishings, signs, parking and site improvements. The restaurants have a highly visible, distinctive and uniform look that is intended to appeal to customers of all ages.
     Prior to 1994, the Company operated and franchised predominately double drive-thru restaurants without indoor dining. Since that time, the Company has added a number of indoor dining facilities to its operations, including the retrofitting of many existing double drive-thru restaurants to include indoor dining. At December 31, 2005, the number of restaurants with indoor dining was 36 company-operated facilities and 118 franchised facilities.

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
     Management and Employees. Each company-operated restaurant employs approximately 25 employees, many of whom work part-time. The management staff of a typical restaurant operated by the Company consists of a general manager and two assistant managers. Each company-operated restaurant unit supervisor reports directly to a district manager. The district managers are able to provide close, hands-on management of each company-operated restaurant since they have responsibility for only five to eight restaurants. Each district manager reports directly to the director of operations.
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
     Advertising and Promotion. Marketing promotions are planned by the Company’s national marketing committee made up of Company employees and selected franchisee representatives from the Back Yard Burgers, Inc. franchisee association’s board of directors. The five franchisees are elected to two-year terms by the franchise association. These franchisees also serve as officers of the franchise association for the two-year term as well. Production of some marketing materials is paid for through a national advertising fund, which collects 1% of taxable sales from each franchisee and company-operated restaurant. Of that 1%, approximately 50% goes toward the creation of marketing tools such as advertising copy for use on local radio and television, ad slicks, four-color art, design and other collateral pieces and marketing expenses and approximately 50% goes toward testing new products and systems, market research, improvements in operating methods and techniques or for other such purposes that the Company deems to be in the interest of improving operations and earnings of restaurants.
     Restaurant Reporting. Each restaurant has a computerized point-of-sale system monitored by the management of the restaurant. With this system, managers are able to monitor sales, labor, customer counts and other pertinent information every 30 minutes that the restaurant is open. This information allows a manager to better control labor utilization, inventories and operating costs. For company-operated restaurants, management monitors sales, food and labor costs, product mix, inventories and customer counts on a weekly basis and profit and loss statements and balance sheets on a monthly basis.

Franchise Operations
     Strategy. In addition to the development of company-operated restaurants, the Company will continue to emphasize the development of additional franchised restaurants expected to be opened pursuant to existing area development agreements and franchise agreements as well as the pursuit of additional franchised restaurants pursuant to new area development agreements and franchise agreements. The Company believes that it has attracted a committed and enthusiastic group of franchisees as a result of the strength of its concepts and operating strategies. The Company will continue to promote the development of franchised restaurants in existing markets enabling franchisees to increase overall spending on advertising to drive guest traffic and minimize distribution costs.
     Franchisee Support Services. The Company maintains a staff of six well-trained and experienced franchised field consultants whose only responsibilities are to help train and assist franchisees in opening new restaurants and to monitor the operations of existing restaurants. These services are provided as part of the Company’s franchise program. Upon the opening of a new franchised restaurant, the Company sends an opening team to the restaurant to assist the franchisee during the first several days that the restaurant is open. This management team works in the restaurant to monitor compliance with the Company’s standards as to quality of product and service.
     Each franchise field consultant supervises franchised restaurants in defined geographic areas. Presently, the Company has one franchise field consultant for each 21 restaurants. That ratio will increase as existing franchisees develop new stores within existing territories. Each franchise field consultant has been fully trained by the Company to assist franchisees in implementing the operating procedures and policies of the Company once a restaurant is open. As part of these services, the franchise service representative rates the restaurant’s hospitality, food quality, speed of service and cleanliness and maintenance of facilities. The franchisees receive a written report of the findings and, if any deficiencies are noted, recommended procedures to be followed to correct such deficiencies. In addition, the consultant assists in developing business and marketing plans, as well as assisting in the training and development of the franchisee’s staff.
     The Company also provides construction support services to its franchisees. All site plans must be approved by the Company before construction or site improvements begin. These plans include information detailing building location, internal traffic patterns and curb cuts, location of utilities, walkways, driveways, signs and parking lots and a complete landscape plan. The Company also approves all plans and specifications for the restaurant building to ensure uniformity of design of the building and the site improvements. The Company’s personnel also visit the site during construction, to meet with the franchisees and verify that all Company standards are met.
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
     Area Development and Franchise Agreements. In addition to offering single unit franchise agreements, the Company also promotes franchisees to enter into area development agreements. The area development agreement grants to the franchisee the exclusive right to develop and open a specified number of restaurants within a period of time and in a defined geographic territory and thereafter to operate each restaurant in accordance with the terms and conditions of the franchise agreement. The franchise agreement grants an exclusive license at a specified location to operate a restaurant in accordance with the Back Yard Burgers system and to utilize the Company’s trademarks, service marks and other rights of the Company relating to the sale of its menu items. The term of a franchise agreement is 10 years, renewable for successive five year periods, if certain conditions pertaining to such renewal are met, including the payment of a $1,000 renewal fee.

     Each area development agreement establishes the number of restaurants the franchisee is to construct and open in the territory during the term of the area development agreement after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee’s development schedule for the restaurants is set forth in the area development agreement. As of December 31, 2005, the Company had entered into franchise agreements and area development agreements with certain franchisees that require them to open or have under construction a minimum of 300 restaurants by the end of August 31, 2013. Of the 127 franchised restaurants open as of December 31, 2005, 106 were being operated under area development agreements by multiple unit franchisees and 21 were being operated under single franchise agreements by single unit franchisees. The Company may revoke an area development agreement of any franchisee that is unsuccessful in meeting its projected development schedule. During the past three years, the Company has exercised its right to terminate eight area development agreements, which related to the development of up to 19 stores, for lack of performance by multiple unit franchisees with respect to their projected development schedules. None of these agreements were terminated during 2005; however, the Company does anticipate the termination of at least six agreements, which relate to the development of up to 66 stores, during 2006 due to lack of required development under the agreements. The total deferred fees associated with these agreements (net of sales commissions) are approximately $189,000, of which the company will recognize a portion or all upon termination of these agreements. The Company believes that its overall experience with franchisees who commit to develop restaurants under franchise agreements and area development agreements has been favorable, although there can be no assurance that future performance by franchisees under these agreements will be successful.
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
     Franchise Fees and Royalties. Under the current franchise agreement, each franchisee is generally required to pay a franchise fee of $25,000. If a franchisee purchases franchise development rights in an area pursuant to an area development agreement, the franchisee must pay $25,000 for the first restaurant and agree to pay a franchise fee of $22,000 for each additional restaurant covered under the agreement. With respect to the area development agreement, the amount of the fee varies depending upon the number of restaurants the Company estimates can be developed within the territory. Upon signing the area development agreement, the franchisee will pay to the Company a franchise fee of $25,000 for the first restaurant, plus a $5,000 (per restaurant) area development fee (to be credited toward the subsequent $22,000 franchise fees(s)) for subsequent restaurants covered under the area development agreement. For example, for a franchisee whose area development agreement requires the development of five restaurants, the franchise fee will be $25,000 for the first restaurant and the area development fee will by $20,000, and the franchise fee will be $17,000 ($22,000 less $5,000) for each of the next four restaurants for an aggregate total of $113,000. Each franchisee is also generally required to pay the Company a weekly royalty of 4% of the restaurant’s taxable sales and to pay 1% of the restaurant’s weekly taxable sales to the Company’s national advertising fund. Each restaurant is required to spend not less than 2% of the restaurant’s taxable sales on local store marketing.

Competition
     Restaurant Operations. The restaurant industry, particularly the fast food segment, is highly competitive with respect to price, service, food quality and location and there are numerous well-established competitors possessing substantially greater financial, marketing, personnel and other resources than the Company. The Company believes that its primary direct competitors consist of McDonald’s Corp., Burger King Corp., Wendy’s International, Inc. and Chik-Fil-A. In addition, there are other national, regional and local fast food chains, many of which specialize in or offer quick serve hamburger and chicken products. The Company can also be expected to face competition from a broad range of other restaurants and food service establishments. Many of the Company’s competitors have achieved significant national, regional and local brand name and product recognition and engage in extensive advertising and promotional programs, both generally and in response to efforts by additional competitors to enter new markets or introduce new products. In addition, the fast food industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies in the fast food industry have introduced products positioned to capitalize on growing consumer preference for food products which are upscale and are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. It can be expected that the Company will be subject to competition from companies whose products or marketing strategies address these consumer preferences. In addition, the market for suitable restaurant locations is highly competitive in that fast food companies, major restaurant companies and non-food companies compete for prime real estate sites.
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
Employees
     As of March 1, 2006, the Company employed approximately 1,000 persons in its restaurant operations, 36 of whom are corporate personnel, 124 of whom are restaurant management and supervisory personnel and the remainder of whom are hourly restaurant personnel. Of the 36 corporate employees, 14 are in management positions and 22 are administrative or office employees.
Available Information
     The Company maintains an internet website at www.backyardburgers.com. The Company makes available free of charge under the section “Investor Relations” of its website links to its annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K, and all amendments to any of those reports, as soon as reasonably practicable after providing such reports to the Securities and Exchange Commission.

ITEM 2. PROPERTIES
     Of the 44 company-operated restaurants as of December 31, 2005, the Company has entered into leases, as lessee, for 30 restaurants. The Company owns the real property for 14 restaurants. The Company’s leases are generally written for a term of five to 15 years with one or more five-year renewal options. The Company’s average monthly lease cost for the 12 company-operated restaurants occupied under a ground lease is approximately $3,600 per month. For the 18 restaurants where the Company leases the building as well as the site, the average monthly cost is approximately $5,700 per month. Most leases are operating leases.
     The Company’s executive offices are located in approximately 7,500 square feet of leased space at 1657 N. Shelby Oaks Drive, Suite 105, Memphis, Tennessee 38134. The Company’s lease expires February 28, 2007 and provides for a minimum annual rent of $80,040. The Company also has a National Training Center located in approximately 2,500 square feet of lease space at 7780 Stage Road, Bartlett, Tennessee, 38135. This lease expires July 31, 2014 and provides for an average annual rent of $42,500. BYB Properties, Inc., a wholly-owned subsidiary of the Company, rents nominal office space at 103 Faulk Road, Suite 200, Wilmington, Delaware 19803. The annual rent for this space is approximately $5,200.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS
     No items are reportable hereunder.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     The Company’s common stock is traded and quoted on The Nasdaq Stock Market, Inc. under the symbol “BYBI.” The following table sets forth, for all periods indicated, the high and low closing bid prices for the common stock as reported by Nasdaq. Such price information contains inter-dealer prices, without retail mark-up, mark-down or commissions paid, and may not necessarily reflect actual transactions.

Quarter Ended	High	Low
April 3, 2004	$8.50	$6.59
July 3, 2004	$8.45	$5.13
October 2, 2004	$5.99	$4.89
January 1, 2005	$7.46	$4.65

April 2, 2005	$7.53	$5.76
July 2, 2005	$6.04	$5.13
October 1, 2005	$5.80	$4.70
December 31, 2005	$5.55	$4.75
     At March 1, 2006, the common stock of record was held by approximately 520 record stockholders. On March 1, 2006, the last sale price for the common stock as reported by Nasdaq was $4.73 per share.

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     No items are reportable hereunder.
ITEM 9A. CONTROLS AND PROCEDURES
     The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by the report. The evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”). Based on that evaluation, our CEO and CFO have concluded, that our disclosure controls and procedures were effective as of the end of the period covered by this report.
     There have been no changes in our internal control during the quarter ended December 31, 2005 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the Company’s definitive proxy statement for the annual meeting of stockholders to be held May 18, 2006, to be filed pursuant to Regulation 14A.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Consolidated Financial Statements
     The following consolidated financial statements, notes related thereto and report of independent registered public accounting firm are referenced in Item 8 of this Form 10-K and are incorporated herein by reference from the Financial Supplement:
•	Consolidated Balance Sheets as of December 31, 2005 and January 1, 2005

•	Consolidated Statements of Operations for the years ended December 31, 2005 and January 1, 2005 and January 3, 2004 (restated)

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005 and January 1, 2005 and January 3, 2004 (restated)

•	Consolidated Statements of Cash Flows for the years ended December 31, 2005 and January 1, 2005 and January 3, 2004 (restated)

•	Notes to Consolidated Financial Statements

•	Report of Independent Registered Public Accounting Firm
(a)(2) Consolidated Financial Statement Schedules:
     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3) Exhibits

Exhibit
Number	Description

3.1	Restated Certificate of Incorporation. (4)

3.2	Amended and Restated By-Laws. (2)

4.1	Specimen Common Stock Certificate. (2)

10.1	Employment Agreement, dated April 15, 1993, between the Registrant and Lattimore M. Michael. (1)

10.2	Form of Incentive Stock Option Plan of 1993. (1)

10.3	Lease, dated February 1, 1990, between Trezevant Properties and the Registrant. (1)

10.4	Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture I by and among William L. Lester, Pattie F. Lester, Patricia B. Litow, Elizabeth B. Fox and Back Yard Burgers, Inc., dated November 15, 1994. (3)

10.5	Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture II by and among William L. Lester, Pattie F. Lester, Patricia B. Litow, Elizabeth B. Fox, Charles B. Fox, David P. Fox and Back Yard Burgers, Inc., dated November 15, 1994. (3)

10.6	1995 Employee Stock Purchase Plan of Back Yard Burgers, Inc. (4)

10.7	The 1995 Incentive Award Plan of Back Yard Burgers, Inc. (4)

10.8	Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture III by and among Pattie F. Lester, Patricia B. Litow, Elizabeth B. Fox, Charles B. Fox, David P. Fox, Alexandra B. Litow, Andrew R. Litow and Back Yard Burgers, Inc., dated September 12, 1995. (4)

10.9	Capital Contribution Agreement between Back Yard Burgers, Inc. and BYB Properties, Inc. dated October 10, 1997. (5)

10.10	Trademark Assignment by Back Yard Burgers, Inc. to BYB Properties, Inc. dated October 10, 1997. (5)

10.11	Trademark License Agreement between BYB Properties, Inc. and Back Yard Burgers, Inc. dated October 10, 1997. (5)

10.12	Revolving Loan Agreement regarding Uncommitted Line of Credit Agreement from BYB Properties, Inc. to Back Yard Burgers, Inc. dated October 10, 1997. (5)

10.13	Promissory Note by and between BYB Properties, Inc. and Back Yard Burgers, Inc. dated October 10, 1997. (5)

Exhibit
Number	Description

10.14	Tax Sharing Agreement between BYB Properties, Inc. and Back Yard Burgers, Inc. dated October 10, 1997. (5)

10.15	Form of Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture IV by and among William L. Lester, Pattie F. Lester, Alexandra B. Litow, Andrew R. Litow and Back Yard Burgers, Inc., dated August 28, 1998. (6)

10.16	Lease agreement by and between Belz Devco, L.P. and Back Yard Burgers, Inc. dated November 12, 1999. (7)

10.17	2002 Equity Incentive Plan of Back Yard Burgers, Inc. (8)

10.18	Loan agreement by and between First Tennessee Bank and Back Yard Burgers, Inc. dated February 11, 2003.(9)

10.19	Lease agreement by and between Batesville Back Yard Properties, LLC and Back Yard Burgers, Inc. dated May 1, 2002. (10)

10.20	Severance Agreement, dated October 11, 2004, between the Registrant and Lattimore M. Michael. (11)

10.21	Amended and Restated Severance Agreement, dated October 11, 2004, between the Registrant and Michael W. Myers. (11)

10.22	Amended and Restated Severance Agreement, dated October 11, 2004, between the Registrant and Michael G. Webb. (11)

10.23	Separation Agreement by and between Back Yard Burgers, Inc. and William N. Griffith dated January 7, 2005.(12)

10.24	Consulting Services Agreement by and between Back Yard Burgers, Inc. and William N. Griffith dated January 7, 2005. (12)

10.25	Amendment to Stock Option Plans and Agreement by and between Back Yard Burgers, Inc. and William N. Griffith dated January 7, 2005. (12)

10.26	Franchise Agreement by and between Back Yard Burgers, Inc. and William N. Griffith dated January 7, 2005. (12)

10.27	Area Development Agreement by and between Back Yard Burgers, Inc. and William N. Griffith dated January 7, 2005. (12)

10.28	Agreement for Purchase and Sale of Assets dated as of the 18 th day of October, 2005 by and among Back Yard Burgers, Inc., Charles L. Rodgers, Tennessee, Southern Restaurant Development, LLC, and CLR Management, LLC. (13)

10.29	Loan Agreement dated November 17, 2005 by and among First Tennessee Bank National Association and Back Yard Burgers, Inc. and its subsidiaries. (14)

10.30	Form of Secured Promissory Note dated November 17, 2005 in the principal amount of $6,200,000 payable by Back Yard Burgers, Inc. to First Tennessee Bank National Association. (14)

10.31	Separation Agreement and General Release dated February 27, 2006 by and between Michael W. Myers and Back Yard Burgers, Inc. (15)

21*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm

Exhibit
Number	Description

31.1*	Certification by the Chief Executive Officer.

31.2*	Certification by the Chief Financial Officer.

32.1*	Certification by the Chief Executive Officer.

32.2*	Certification by the Chief Financial Officer.

*	Filed herewith.

(1)	Previously filed with the Securities and Exchange Commission (the “Commission”) as an Exhibit to the Registrant’s Form SB-2 on April 20, 1993 (File No. 33-61356).

(2)	Previously filed with the Commission as an Exhibit to the Registrant’s Amendment No. 2 to Form SB-2 on June 25, 1993 (File No. 33-61356).

(3)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated December 31, 1994 and filed on March 31, 1995.

(4)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-QSB, dated September 30, 1995 and filed on November 14, 1995.

(5)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated January 3, 1998 and filed on April 3, 1998.

(6)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-QSB dated October 3, 1998 and filed on November 17, 1998.

(7)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated January 1, 2000 and filed on March 31, 2000.

(8)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated December 29, 2001 and filed on March 28, 2002.

(9)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-Q dated March 29, 2003 and filed on May 13, 2003.

(10)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated January 3, 2004 and filed on April 2, 2004.

(11)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-Q dated October 2, 2004 and filed on November 16, 2004.

(12)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated January 1, 2005 and filed on April 18, 2005.

(13)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 8-K filed on October 24, 2005.

(14)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 8-K filed on November 18, 2005.

(15)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 8-K filed on February 28, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACK YARD BURGERS, INC.

By:	/s/ Lattimore M. Michael Lattimore M. Michael, Chairman
and Chief Executive Officer

Date:	March 30, 2006
     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lattimore M. Michael	Chairman of the Board and
Lattimore M. Michael	Chief Executive Officer	March 30, 2006

/s/ Joseph L. Weiss	Chief Operating Officer	March 30, 2006
Joseph L. Weiss	and Director

/s/ Michael G. Webb	Chief Financial Officer	March 30, 2006
Michael G. Webb

/s/ W. Kurt Henke	Director	March 30, 2006

W. Kurt Henke

/s/ Jim Peterson	Director	March 30, 2006
Jim Peterson

/s/ William B. Raiford, III	Director	March 30, 2006
William B. Raiford, III

INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2005

Selected Consolidated Financial Data
(in thousands, except per share data)
     The selected consolidated financial data presented below for each of the years in the five-year period ended December 31, 2005 was derived from the Company’s audited Consolidated Financial Statements. Fiscal years 2001 through 2003 were restated in the Company’s fiscal year 2004 Annual Report on Form 10-K to reflect the correction of errors in lease accounting. The cumulative effect of the correction of errors in lease accounting on retained earnings as of December 30, 2000 was a reduction of $380,000. The selected consolidated financial data should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto included elsewhere herein.

	December 31,	January 1,	January 3,	December 28,	December 29,
	2005	2005	2004 (1)	2002	2001
			(restated)	(restated)	(restated)

OPERATIONS
Restaurant Sales	$34,479	$34,912	$34,279	$30,951	$27,541
Total revenues	41,001	40,183	38,647	34,464	30,919
Total royalties (2)	4,143	3,108	2,621	2,172	1,984
(Loss)income before income taxes	(117)	1,789	1,772	2,082	1,480
Net (loss) income	(44)	1,264	1,225	1,397	962

FINANCIAL POSITION
Total assets	$31,641	$24,269	$24,769	$22,405	$19,545
Property and equipment, net	23,035	17,746	18,672	17,307	13,977
Debt	10,965	4,900	5,676	6,250	5,772
Shareholders’ equity	15,302	14,476	13,078	11,759	10,156

PER SHARE DATA
Net (loss) income – basic	$(0.01)	$0.26	$0.26	$0.30	$0.21
Net (loss) income – diluted	(0.01)	0.25	0.24	0.28	0.20
Dividends	0.00	0.00	0.00	0.00	0.00
Market price at year end	4.97	7.50	6.52	4.00	3.70

OTHER DATA
Capital expenditures	8,614 (3)	2,178	2,702 (3)	4,861	2,791

(1)	Because the Company’s fiscal year ends on the Saturday closest to December 31, the fiscal year ended January 3, 2004 contains 53 weeks, while the fiscal years ended December 31, 2005, January 1, 2005, December 28, 2002 and December 29, 2001 contain 52 weeks.

(2)	Total royalties are derived from sales at franchised restaurants of $104.3 million in 2005, $78.3 million in 2004, $66.2 million in 2003, $54.0 million in 2002, and $50.2 million in 2001.

(3)	Expenditures exclude non-cash transactions of $646,000 in 2005 and $627,000 in 2003.

The selected consolidated financial data presented below is a summary of the unaudited quarterly results of operations for the year ended December 31, 2005:

	Year Ended December 31, 2005
	First			Fourth
	Quarter	Second	Third	Quarter
	(a)	Quarter	Quarter	(b)
Income Statement Data:
Revenues:
Restaurant sales	$8,208	$9,072	$8,450	$8,749
Franchise and area development fees	165	146	209	109
Royalty fees	931	1,038	1,059	1,115
Advertising fees	244	271	267	279
Other	129	210	144	206

Total Revenues	9,677	10,737	10,129	10,458

Expenses:
Cost of restaurant sales	2,639	2,951	2,749	2,786
Restaurant operating expenses	3,995	4,275	4,089	4,539
General and administrative	2,054	1,579	1,531	1,654
Advertising	554	713	598	682
Depreciation	563	515	523	605
Impairment of long-lived assets	—	—	—	986

Total expenses	9,805	10,033	9,490	11,252

Operating (loss) income	(128)	704	639	(794)

Interest income	6	7	7	7
Interest expense	(108)	(104)	(100)	(140)
Other, net	(21)	(23)	(26)	(43)

(Loss) income before income taxes	(251)	584	520	(970)

Income tax (benefit) expense	(88)	180	166	(331)

Net (loss) income	$(163)	$404	$354	$(639)

(Loss) income per share:
Basic	$(0.03)	$0.08	$0.07	$(0.13)
Diluted	$(0.03)	$0.08	$0.07	$(0.13)

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,791	4,806	4,834	4,900
Diluted	4,791	5,107	5,072	4,900

(a)	The Company recorded a non-cash charge of approximately $358,000 (net of a tax benefit of $153,000) relating to the extension of the exercise date of certain stock options upon the resignation of an officer/director on January 7, 2005 during the first quarter of 2005.

(b)	The Company recorded a non-cash impairment charge of $600,000 (net of a tax benefit of $386,000) under FAS No. 144 relating to three Company-operated stores during the fourth quarter of 2005.

The selected consolidated financial data presented below is a summary of the unaudited quarterly results of operations for the year ended January 1, 2005:

	Year Ended January 1, 2005
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(restated)	(restated)	(restated)
Income Statement Data:
Revenues:
Restaurant sales	$8,434	$9,323	$8,908	$8,247
Franchise and area development fees	88	121	226	185
Royalty fees	659	793	830	826
Advertising fees	165	205	248	248
Other	137	217	180	143

Total Revenues	9,483	10,659	10,392	9,649

Expenses:
Cost of restaurant sales	2,634	2,932	2,927	2,573
Restaurant operating expenses	4,076	4,342	4,338	3,970
General and administrative	1,199	1,307	1,380	1,394
Advertising	514	720	692	726
Depreciation	524	526	531	515

Total expenses	8,947	9,827	9,868	9,178

Operating income	536	832	524	471

Interest income	1	2	1	1
Interest expense	(126)	(120)	(120)	(113)
Other, net	(22)	(24)	(23)	(31)

Income before income taxes	389	690	382	328

Income tax expense	122	216	120	67

Net Income	$267	$474	$262	$261

Income per share:
Basic	$0.06	$0.10	$0.05	$0.05
Diluted	$0.05	$0.09	$0.05	$0.05

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,762	4,775	4,779	4,781
Diluted	5,157	5,142	5,029	5,028

Management’s Discussion and Analysis
of Financial Condition and Results of Operations
Introduction
     The following discussion and analysis should be read in conjunction with the Back Yard Burgers’ (the “Company”) consolidated financial statements and notes thereto, included elsewhere in this annual report. Because Back Yard Burgers’ fiscal year ends on the Saturday closest to December 31, fiscal 2003 contains 53 weeks versus 52 weeks for 2005 and 2004. As a result, operating results for fiscal 2003 are not directly comparable to 2004 and 2005.
     As of December 31, 2005, the Back Yard Burgers system included 171 restaurants, of which 44 were Company-operated and 127 were franchised. The Company’s revenues are derived primarily from Company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses, depreciation, amortization and advertising) relate directly to Company-operated restaurants, while general and administrative expenses relate to both Company-operated restaurants and franchise operations. The Company’s revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by the public and promotional activities.
Results of Operations
     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company’s historical operations and operating data for the periods indicated.

	For the Years Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
			(restated)

Revenues
Restaurant sales	84.1%	86.9%	88.7%
Franchise and area development fees	1.5	1.5	1.0
Royalty fees	10.1	7.7	6.8
Advertising fees	2.6	2.2	1.7
Other operating revenue	1.7	1.7	1.8

Total revenue	100.0%	100.0%	100.0%

Costs and Expenses
Cost of restaurant sales (1)	32.3%	31.7%	31.9%
Restaurant operating expenses (1)	49.0	47.9	48.1
General and administrative	16.6	13.1	11.8
Advertising	6.2	6.6	6.1
Depreciation and amortization	5.4	5.2	5.0
Operating income	1.0	5.9	6.1
Interest income	0.1	0.0	0.0
Interest expense	(1.1)	(1.2)	(1.4)
Other, net	(0.3)	(0.2)	(0.2)
(Loss) income before taxes	(0.3)	4.5	4.6
Income tax (benefit) expense (2)	62.4	29.3	30.9
Net (loss) income	(0.1)	3.1	3.2

(1)	As a percentage of restaurant sales.

(2)	As a percentage of (loss) income before taxes.

	For the Years Ended
	December 31,	January 1,	January 3,
	2005	2005	2004

Average annual sales per restaurant open for a full year (1)
Company-operated	$835,000	$828,000	$826,000
Franchised	823,000	808,000	782,000
Combined	827,000	815,000	799,000

Number of restaurants (2)
Company-operated	44	42	42
Franchised	127	114	90

Total	171	156	132

(1)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of six months of operations, as sales during the period immediately after opening tend to be higher due to promotions and trial by public.

(2)	As of March 24, 2006, five franchised restaurants have opened since December 31, 2005, one each in Athens, AL, Cherokee, NC, Milledgeville, GA, Denham Springs, LA and Rogers, AR and one franchised restaurant closed in Kingsport, TN. One Company-operated restaurant in Tupelo, MS was sold in January 2006 and will continue to be operated as a franchised restaurant, and one Company-operated restaurant in Memphis, TN was closed and sold in March 2006.
COMPARISON OF FISCAL YEAR 2005 TO FISCAL YEAR 2004
     Restaurant sales at Company-operated restaurants decreased $433,000, or 1.2%, to $34,479,000 during 2005 from $34,912,000 during 2004. Same-store sales at Company-operated restaurants open for more than eighteen months decreased by 1.8% during 2005, resulting in a reduction of sales of approximately $606,000. This decrease was offset by $173,000 in additional restaurant sales from the net addition of two new Company-operated restaurants since the prior year.
     Franchise and area development fees were $629,000 during 2005, compared to $620,000 in 2004. Thirty-two new franchised restaurants were opened in 2005, compared with thirty-one new franchised units opened in 2004. Franchise and area development fees are recognized as revenue when substantially all of the initial services required of the Company have been performed, which generally coincides with the opening of the franchises.
     Royalty fees increased 33.3% to $4,143,000 during 2005 from $3,108,000 during 2004. The increase is the result of an increase in franchised sales upon which the fees are based. Franchise restaurant sales increased to approximately $104.3 million in 2005 from approximately $78.3 million in 2004. The increase in franchised restaurant sales was due to a net unit growth of thirteen franchised stores in addition to a full year of operations for units opened in 2004.
     Advertising fees increased 22.5% to $1,061,000 for 2005 from $866,000 during 2004. The increase is primarily due to the increase in franchised restaurant sales, upon which a portion of the fees is based. The portion of these fees that are based on sales is a 1% of sales National Advertising Fund fee. As part of the standard franchise agreement, each operating unit contributes 1% of its sales to a National Advertising Fund. Franchise restaurant sales increased to approximately $104.3 million in 2005 from approximately $78.3 million in 2004. The increase in franchised restaurant sales was due to a net unit growth of thirteen franchised stores in addition to a full year of operations for units opened in 2004. Also included in advertising fees are monies collected from franchisees for direct mail advertising in addition to the 1% National Advertising Fee. In 2005, the Company recognized approximately $23,000 in revenue associated with direct mail advertising funds, and in 2004, the Company recognized approximately $84,000.
     Other revenues is primarily comprised of sales of proprietary food products to franchisees and payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of our franchisees. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company. Revenue from sales of proprietary food products is recognized when the products are shipped. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors. The Company also includes other miscellaneous revenues in other revenue. Other revenue remained relatively flat at $689,000 for 2005 and $677,000 for 2004. The increase in other revenues is primarily due to an increase the sales of proprietary food products to franchisees.
     Cost of restaurant sales, consisting of food, beverage and paper costs, totaled $11,125,000 during 2005 compared to $11,066,000 during 2004, increasing to 32.3% as a percentage of restaurant sales during 2005 from

31.7% for 2004. The cost of beef increased by 5.6% over the prior year, and the Company also incurred increases in other food costs driven primarily by higher fuel costs over the year-earlier period.
     Restaurant operating expenses, consisting of labor, supplies, utilities, rent, insurance and certain other unit level operating expenses, increased to $16,898,000 for 2005 from $16,726,000 during 2004. These expenses increased as a percentage of restaurant sales to 49.0% in 2005 from 47.9% in 2004. Operating costs, including utilities, insurance, property taxes, credit card discount fees, repairs and maintenance and other unit level operating expenses increased as a percentage of sales by 1.5%. Labor costs as a percentage of restaurant sales decreased by 0.4%, offsetting a portion of these increases.
     General and administrative costs increased $1,538,000, or 29.1%, to $6,818,000 during 2005 from $5,280,000 in 2004, increasing as a percentage of total revenue to 16.6% from 13.1% during 2004. Corporate personnel related costs, including benefit costs, increased by approximately $778,000, $511,000 of which was a pre-tax non-cash stock compensation charge relating to the extension of the maturity date of certain stock options upon the resignation of an officer/director on January 7, 2005. The Company also incurred an additional $395,000 for professional services during 2005. Approximately $102,000 of the increase was related to higher spending for customer feedback surveys. The remainder of the increase is due to increased spending in travel expenses for franchisee support and openings and other miscellaneous general and administrative costs incurred by the Company during 2005.
     Advertising expense, which decreased to $2,547,000 for 2005 from $2,652,000 during 2004, decreased as a percentage of total revenues to 6.2% in 2005 compared with 6.6% in 2004. The Company spent approximately 5% of net restaurant sales at Company-operated stores on local store advertising, including media and print advertising in the four markets in which the Company-operated restaurants are located during both FY 2005 and FY 2004. In addition, all stores (both Company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund ((see Note 12 of Notes to Consolidated Financial Statements). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues is related to the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.
     Depreciation expense was $2,206,000 during 2005 compared with $2,096,000 during 2004. This increase was primarily related to approximately $9.3 million in fixed assets additions during 2005, the majority of which were added during the fourth quarter of 2005.
     Impairment of Long-Lived Assets expense was $986,000 during 2005. The Company had no impairment charges recorded during 2004. The Company recorded a non-cash impairment charge in the quarter ending December 31, 2005 in the amount of $986,000. The charge consists primarily of the write down of asset values for three Company-operated restaurants. The Company determined that an impairment charge would be required under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment charge results from internal analysis which indicated that the investment for the impacted restaurants will not be fully recovered by anticipated cash flows (see Note 1 of Notes to Consolidated Financial Statements).
     Interest expense decreased 5.6% to $452,000 for the year ended December 31, 2005 from $479,000 in the prior year. Debt outstanding as of December 31, 2005 was $10,965,000, compared with $4,900,000 the year-earlier period. The decrease in interest expense was due to reductions of existing debt throughout the first three quarters of 2005; however, on November 17, 2005, the Company borrowed $6,200,000 to acquire four restaurants in Florida and to purchase the real property of four additional restaurants, previously leased by the Company. This debt bears interest at a rate of one-month LIBOR + 2%. Interest expense for the fourth quarter of 2005 was $140,000 compared with $113,000 for the fourth quarter of 2004.
     Other, net expense was $113,000 in 2005 compared with $100,000 in expense for 2004. This increase was primarily due to an increase in franchise tax expense of $17,000 for the fifty-two weeks ended December 31, 2005, over the year-earlier period. Also included in this category is other miscellaneous income and expenses and these income and expense categories were relatively consistent between the two years.
     Income tax benefit was $73,000 in 2005 compared with an income tax expense of $525,000 in 2004. The 2005 benefit was related to a pre-tax loss of $117,000 recognized by the Company in 2005 compared with pre-tax income of $1,789,000 in 2004.

COMPARISON OF FISCAL YEAR 2004 TO FISCAL YEAR 2003
     Back Yard Burgers’ fiscal year ends on the Saturday closest to December 31. As a result, fiscal 2003 contains 53 weeks versus 52 weeks for the current year. Therefore, all references to fiscal 2003 are for the 53-week period ended January 3, 2004 and all references to fiscal 2004 are for the 52-week period ended January 1, 2005.
     Restaurant sales at Company-operated restaurants increased $633,000, or 1.8%, to $34,912,000 during 2004 from $34,279,000 during 2003. Same-store sales at Company-operated restaurants open for more than eighteen months increased by 2.8% during 2004, resulting in an increase in sales of approximately $873,000. This increase was partially offset by a reduction in restaurant sales of $240,000 relating to the timing of closing and opening of Company-operated restaurants during 2004.
     Franchise and area development fees were $620,000 during 2004, an increase of 64.0% from $378,000 in 2003. Thirty-one new franchised restaurants were opened in 2004, compared with nineteen new franchised units opened in 2003. The Company recorded $86,000 in fees for the cancellation of franchise and area development agreements in 2003 compared with zero in 2004, which partially offsets the increase in fees due to increased openings. Franchise and area development fees are recognized as revenue when substantially all of the initial services required of the Company have been performed, which generally coincides with the opening of the franchises.
     Royalty fees increased 18.6% to $3,108,000 during 2004 from $2,621,000 during 2003. The increase is the result of an increase in franchised sales upon which the fees are based. Franchise restaurant sales increased to approximately $78.3 million in 2004 from approximately $66.2 million in 2003. The increase in franchised restaurant sales was due to a net unit growth of twenty-four franchised stores during 2004.
     Advertising fees increased 31.0% to $866,000 for 2004 from $661,000 during 2003. The increase is primarily due to the increase in franchised restaurant sales, upon which a portion of the fees is based. The portion of these fees that are based on sales is a 1% of sales National Advertising Fund fee. As part of the standard franchise agreement, each operating unit contributes 1% of its sales to a National Advertising Fund. Franchise restaurant sales increased to approximately $78.3 million in 2004 from approximately $66.2 million in 2003. The increase in franchised restaurant sales was due to a net unit growth of twenty-four franchised stores during 2004. Also included in advertising fees are monies collected from franchisees for direct mail advertising in addition to the 1% National Advertising Fee. In 2004, the Company recognized approximately $84,000 in revenue associated with direct mail advertising funds, and in 2003, the Company recognized approximately $1,000.
     Other revenues is primarily comprised of sales of proprietary food products to franchisees and payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of our franchisees. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company. Revenue from sales of proprietary food products is recognized when the products are shipped. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors. Other revenues remained relatively flat at $677,000 for 2004 and $708,000 for 2003. The decrease in other revenues is primarily due to a decrease in other miscellaneous revenues.
     Cost of restaurant sales, consisting of food, beverage and paper costs, totaled $11,066,000 during 2004 compared to $10,935,000 during 2003, decreasing to 31.7% as a percentage of restaurant sales during 2004 from 31.9% for 2003. The decrease as a percentage of restaurant sales is primarily due to two price increases of approximately 2% each implemented by the Company during 2004. These price increases were partially offset by an 11% increase in the cost of beef over the prior year as well as other miscellaneous cost increases driven primarily by higher fuel costs over the year-earlier period.
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
     General and administrative costs increased $729,000, or 16.0%, to $5,280,000 during 2004 from $4,551,000 in 2003, increasing as a percentage of total revenue to 13.1% from 11.8% during 2003. Corporate personnel related costs, including benefit costs, increased by approximately $444,000 over the prior year. The Company also incurred an additional $214,000 in professional & consulting fees compared with the prior year as well as an additional $73,000 in travel expenses compared with the prior year for franchisee support and openings.

     Advertising expense, which increased to $2,652,000 for 2004 from $2,349,000 during 2003, increased as a percentage of total revenues to 6.6% in 2004 compared with 6.1% in 2003. The Company spent approximately 5% of net restaurant sales at Company-operated stores on local store advertising, including media and print advertising in the three markets in which the Company-operated restaurants are located during both FY 2004 and FY 2003. In addition, all stores (both Company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund (see Note 12 of Notes to Consolidated Financial Statements). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues is related to the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.
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
     Other, net expense was $100,000 in 2004 compared with $68,000 in expense for 2003. The increase was primarily due to an increase in franchise tax expense of $22,000 for the fifty-two weeks ended January 1, 2005, over the year-earlier period. Also included in this category is other miscellaneous income and expenses and these income and expense categories were relatively consistent between the two years.
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
     No impairment charges were recorded by the Company during fiscal years 2004 or 2003; however, in the fourth quarter of 2005, the Company incurred a non-cash charge for the effect of three underperforming Company-operated restaurants. The Company recorded a non-cash impairment charge in the quarter ending December 31, 2005 in the amount of $600,000 (net of a tax benefit of $386,000). The charge consists primarily of the write down of asset values for three Company-operated restaurants. The Company determined that an impairment charge would be required under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment charge results from internal analysis which indicated that the investment for the impacted restaurants will not be fully recovered by anticipated cash flows. One of the restaurants closed in December 2005 and one in March 2006. The Company is currently seeking to sublease and/or sell its interest in the third restaurant, which leases the land and building.
     The taking of these impairment charges will not precipitate additional cash expenditure by the Company, nor does the Company anticipate the future recognition of a material gain or loss on the disposal of the assets on these respective properties.
     As of January 3, 2004, the Company’s accrual for future lease obligations related to closed stores was $81,000. During 2004, lease payments of $65,000 were incurred and charged against this reserve, and $16,000 in lease obligations were forgiven due to the negotiation of an early buyout of future lease obligations for one of the closed stores. The Company recorded the $16,000 in forgiven lease obligations as a reduction in restaurant operating expenses. As of January 1, 2005, the Company had no accrual for future lease obligations related to closed stores.
     During the fourth quarter of 2005, the Company recorded a $15,000 lease reserve related to a closed store as noted above, and as of December 31, 2005, the accrual for future lease obligations for closed stores remained $15,000.
Liquidity and Capital Resources
     Capital expenditures totaled $8,614,000 in 2005, $2,178,000 in 2004 and $2,702,000 in 2003. Generally, the Company constructs its restaurant buildings on leased properties for its Company-operated restaurants. The Company owns the land and building at 14 Company-operated restaurants. The average monthly lease cost for the 12 Company-operated restaurants occupied under a ground lease at December 31, 2005 is approximately $3,600 per month. For the 18 restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $5,700.
     Cash provided by operations for the Company is primarily affected by net earnings adjusted for non-cash expenses which consist primarily of depreciation. Depreciation totaled $2,206,000 in 2005, $2,096,000 in 2004 and $1,945,000 in 2003.
     Cash provided by operations in 2005 was $3,334,000 compared with $1,765,000 in 2004. The $1,569,000 increase in cash provided by operations was primarily related to the fluctuation in total accounts payable and accrued expenses. In 2005, the Company’s accounts payable and accrued expenses increased by $595,000 compared with a $1,038,000 reduction in 2004. Cash provided by operations in 2004 was $1,765,000 compared with $4,188,000 in 2003. $921,000 of this $2,423,000 decrease in cash provided by operations was related to a $1,038,000 reduction in accounts payable and accrued expenses for the fifty-two week period ended January 1, 2005 compared with a $117,000 decrease in accounts payable and accrued expenses in the year earlier period. An additional $566,000 of the reduction in cash provided by operations was related to a $129,000 reduction in income taxes payable in 2004 compared with a $437,000 increase in income taxes payable in the year-earlier period. This change is primarily due to the fact that the Company has a $12,000 income tax payable as of January 1, 2005 and had $141,000 in income taxes payable at the end of FY 2003 and $296,000 in income taxes receivable at the end of FY 2002 due to an overpayment of income taxes during FY 2002. $489,000 of the reduction in cash provided by operations was due a reduction in net cash flows from deferred franchise and area development fees. The company collects franchise and area development fees when agreements are entered, and defers the recognition of the fees as income until the franchised locations opened. In FY 2003, the company had positive cash flows of $696,000 from franchise and area development fees compared with $257,000 positive cash flows in FY 2004. Another significant item contributing to the decline in cash provided from operations was related to other deferred income (see Note 1 of the Notes to the Consolidated Financial Statements). More funds were collected from vendors in FY 2003 than were earned and less funds were collected from vendors in FY 2004 than were earned. As a result of the timing of these collections, net cash provided by operations was positively impacted by $248,000 in FY 2003 compared with a negative impact of $141,000 in FY 2004, resulting in a $389,000 swing from year to year. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment.
     Net cash provided by financing activities was $5,778,000 for 2005 compared with net cash used by financing activities of $642,000 in 2004. The Company incurred no long-term debt financing during the year ended January 1, 2005 and made $776,000 in principal payments on existing debt during the year ended January 1, 2005. In the fourth quarter of 2005, the Company borrowed $6,200,000 to acquire four restaurants in Florida and to purchase the real property of four additional restaurants, previously leased by the Company.
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

     As of December 31, 2005, the Company had total long-term debt of $10,965,000 and unused lines of credit and loan commitments of potential additional borrowings of $2.5 million. As of January 1, 2005, the Company had total long-term debt of approximately $4.9 million and unused lines of credit and loan commitments of potential additional borrowings of $2.5 million.
     Net cash used in investing activities for capital expenditures was $8,614,000 for 2005 compared with net cash used in investing activities of $2,178,000 in 2004. The increase in cash used increased in 2005 due to the purchase of four restaurants in Florida and to purchase the real property of four additional restaurants, previously leased by the Company. Net cash used in investing activities for both 2005 and 2004 are comprised of additions of property and equipment offset by proceeds on the sale of certain property and equipment. Proceeds on the sale of property and equipment of $784,000 in 2005 and $1,076,000 in 2004 are primarily related to the sale of one Company-operated restaurant during each of those years.
     The Company is budgeting capital expenditures of approximately $3.5 to $4.0 million in fiscal year 2006, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of two additional Company-operated restaurants, store equipment upgrades and store interior remodels, and enhancements to existing financial and operating information systems. The Company expects to fund fiscal year 2006 capital expenditures with cash flow from operations and with funds under the loan agreement entered in February of 2003 in order to fund these budgeted capital expenditures. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the credit facility will meet the Company’s needs for the foreseeable future.
     On January 2, 2001, the Company’s board of directors adopted a stock repurchase plan that allows the Company to repurchase up to 500,000 shares of its outstanding common stock. As of December 31, 2005, the Company had repurchased 25,000 shares of common stock under the plan. No purchases were made during fiscal years 2005, 2004 or 2003 and no further purchases are anticipated in the near term.
Contractual Commitments
     The Company has contractual obligations and commercial commitments including long-term debt, lease obligations and future purchase obligations. The table below presents our future contractual obligations (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Long-term debt	$7,364	$756	$1,168	$608	$4,832
Interest payments	2,422	442	753	655	572
Capital leases	5,305	502	1,580	702	2,521
Operating leases (1)	4,263	1,141	1,397	727	998
Purchase obligations	3,369	788	1,297	895	389

Total contractual obligations	$22,723	$3,629	$6,195	$3,587	$9,312

(1)	Represents aggregate minimum lease payments. Some of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales.
Qualitative and Quantitative Disclosure about Market Risk
     The Company is exposed to certain financial market risks, the most predominant being fluctuations in interest rates. Management monitors interest rate fluctuations as an integral part of the Company’s overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potential adverse effect on our results. The effect of interest rate fluctuations historically has been small relative to other factors affecting operating results, such as food, labor and occupancy costs.
     As of December 31, 2005, the Company had $6.2 million in borrowings bearing interest at a rate equal to the one-month LIBOR plus 2%, adjusted monthly; therefore, the Company is currently exposed to market risk from changes in the one-month LIBOR rate. The Company is considering the use of a hedging instrument to minimize interest rate fluctuation risk and anticipates executing a cash flow hedging instrument to convert a portion or all of the interest associated with this debt to a fixed rate during 2006. The remainder of the Company’s long-term debt portfolio is financed with fixed rate debt, primarily in the form of capital leases.

Seasonality and Inflation
     While the Company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Although results were negatively impacted during 2005 due to a 5.6% increase in the cost of beef, management does not believe that inflation has had a material effect on income during the fifty-two weeks ended December 31, 2005. Increases in food, labor or other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.
Conversion of Preferred Stock
     In accordance with the provisions of the Company’s Restated Certificate of Incorporation regarding preferred stock, as a result of the Company’s having attained after-tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The Company has notified preferred stockholders of their right to convert preferred stock to common stock and anticipates that all shares of preferred stock will be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of December 31, 2005, only 19,269 shares have yet to be converted.
Recent Accounting Pronouncements
     Note 2 of the Notes to Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2005 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards affects the Company’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of the Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements.
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
     The Company also earns income from certain vendors based on purchases made by our franchisees from those vendors. The Company records this income as other revenues in its statement of operations as the Company has no cost associated with these purchases.
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
Deferred Income Taxes:
     The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $644,000 valuation allowance recorded on the Company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.
Leases:
     When determining the lease term for purposes of recording depreciation and rent or for evaluating whether a lease is capital or operating, the Company includes option periods for which failure to renew the lease imposes an economic penalty on the Company of such an amount that a renewal appears, at the inception of the lease, to be reasonably assured.
     For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis over the lease term as that term is defined in SFAS No. 13, as amended, including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Contingent rentals are generally based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of stipulated amounts, and thus are not included in minimum lease payments but are included in rent expense when incurred. The Company has received no leasehold improvement incentives from a landlord. No individual lease is material to the Company.
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
     In December 2004, the FASB issued SFAS 123 (Revised), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for annual reporting periods beginning after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS 123R on January 1, 2006. Historically, the compensation expense recognized related to stock options under its current method of accounting for stock issued to employees, Accounting Principles Board Opinion (“APB”) No. 25, has been minimal. We will adopt and apply the expense recognition provisions of SFAS 123R beginning in the first quarter of 2006. The estimated impact of the adoption of SFAS 123R and SAB 107 for fiscal year 2006, relating to prior grants only, will be approximately $56,000, net of tax.
Off-Balance Sheet Arrangements
     At December 31, 2005, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of December 31, 2005, was approximately $473,000. The term of the guarantee is through August 13, 2023, the maturity date of the loan. If the franchisee ceases to make note payments, the Company may be required to make note payments until the collateral is liquidated. The guarantee provides for no limitation to the maximum potential future payments under the guarantee; however, the estimated maximum potential future payments are approximately $473,000, which represents the principal balance of the note payable as of the end of our fiscal year 2005. The Company currently has no liability recorded in its financial statements for the guarantor’s obligations under the guarantee. There are no recourse provisions in the guaranty agreement; however, the Company’s potential loss contingencies are minimal since the loan is collateralized with assets whose estimated fair value is greater that the amount of debt outstanding and based on current cash flows of the restaurant, if acquired through default, would be adequate to cover the debt payments.
Known Trends and Uncertainties
     During 2005, the cost of beef increased approximately 5.6% over the prior year while the cost of chicken was relatively stable. Beef costs also increased in 2003 and 2004 by approximately 11% each year. In light of what appeared to be a sustained period of increased beef costs, the Company implemented menu price increases of approximately 2% effective in June 2004 and October 2004 in order to partially offset these increased costs. It may be difficult to raise menu prices to fully cover any future cost increases, but to the extent permitted by competition, we may implement additional menu price increases if deemed necessary. Additional margin improvements may have to be made through operational improvements, equipment advances and increased volumes to help offset these cost increases, due to the competitive state of the quick-service restaurant industry.
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
     The Company has incurred increases in energy prices, including fuel and utilities, in recent history, as have most retail businesses. Continued increases in the cost of fuel and energy may be difficult to offset with additional menu price increases and could have an adverse effect on our business and operations.
     Due to the competitive nature of the restaurant industry, site selection continues to be challenging as the number of businesses vying for locations with similar characteristics increases. This will likely result in higher occupancy costs for prime locations.
     The cost of construction has also increased in recent history, in part due to the hurricanes that impacted the Southeastern United States during 2005. The Company may not be able to achieve higher restaurant sales volumes or margin improvements to offset these or addition construction cost increases, which may in turn have an adverse effect on our business and operations, particularly for new restaurant development.
     Company-operated same-store sales decreased 1.8% during 2005 and franchised same-store sales decreased 2.2% during 2005. Average per-store annual unit sales volumes (‘Average Unit Volumes”) were $835,000 at Company-operated stores and $823,000 at franchised stores during 2005. The Company will continue with its marketing strategy of enhancing the Company’s points of differentiation and further positioning the Company as a premium fast-food provider. Management intends to continue testing new, bold-flavored premium product offerings and modifying existing menu offerings in order to drive positive trends for same-store sales and average unit volumes, both of which are key performance indicators in our industry. The Company will also continue to explore potentially extending operational hours at both Company-operated and franchised stores to accomplish these goals as well. By continuing to improve in these areas, it will also help to offset some of the potential negative financial impacts of the other trends and uncertainties listed above.

BACK YARD BURGERS, INC.
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 31,	January 1,
	2005	2005
ASSETS
Cash and cash equivalents	$3,602	$2,320
Receivables, less allowance for doubtful accounts of $153 and $100	786	744
Inventories	281	259
Income taxes receivable	268	—
Current deferred tax asset	193	114
Prepaid expenses	186	205

Total current assets	5,316	3,642
Property and equipment, at depreciated cost	23,035	17,746
Goodwill	1,751	1,751
Noncurrent deferred tax asset	871	491
Notes receivable, less allowance of $17 and $0	73	90
Other assets	595	549

Total assets	$31,641	$24,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,295	$1,110
Accrued expenses	1,734	1,324
Reserve for closed stores	15	—
Current installments of long-term debt	966	797
Income tax payable	—	12

Total current liabilities	4,010	3,243
Long-term debt, less current installments	9,999	4,103
Deferred franchise and area development fees	1,441	1,457
Other deferred income	276	379
Other deferred liabilities	613	611

Total liabilities	16,339	9,793

Commitments and contingencies (Note 8 and Note 16)

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,269 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 4,940,151 and 4,790,474 shares issued and outstanding	49	48
Paid-in capital	11,507	10,638
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	3,774	3,818

Total stockholders’ equity	15,302	14,476

Total liabilities and stockholders’ equity	$31,641	$24,269

See accompanying notes to consolidated financial statements.

BACK YARD BURGERS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
			(restated)
Revenues:
Restaurant sales	$34,479	$34,912	$34,279
Franchise and area development fees	629	620	378
Royalty fees	4,143	3,108	2,621
Advertising fees	1,061	866	661
Other	689	677	708

Total revenues	41,001	40,183	38,647

Expenses:
Cost of restaurant sales	11,125	11,066	10,935
Restaurant operating expenses	16,898	16,726	16,494
General and administrative	6,818	5,280	4,551
Advertising	2,547	2,652	2,349
Depreciation	2,206	2,096	1,945
Impairment of Long-Lived Assets	986	—	—

Total expenses	40,580	37,820	36,274

Operating income	421	2,363	2,373

Interest income	27	5	6
Interest expense	(452)	(479)	(539)
Other, net	(113)	(100)	(68)

(Loss) income before income taxes	(117)	1,789	1,772

Income tax (benefit) expense	(73)	525	547

Net (loss) income	$(44)	$1,264	$1,225

(Loss) income per share:
Basic	$(0.01)	$0.26	$0.26

Diluted	$(0.01)	$0.25	$0.24

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,833	4,774	4,732

Diluted	4,833	5,096	5,053

See accompanying notes to consolidated financial statements.

BACK YARD BURGERS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except for number of share)

	Preferred Stock		Common Stock		Treasury Stock		Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at year ended December 28, 2002	19,617	—	4,720,739	48	25,000	(28)	10,410	1,329	11,759

Employee stock purchases			6,867	—			30		30

Exercise of stock options			21,342	—			64		64

Net income (restated)								1,225	1,225

Balance at year ended January 3, 2004	19,617	—	4,748,948	48	25,000	(28)	10,504	2,554	13,078

Conversion of preferred stock	(348)	—	348	—					—

Employee stock purchases			6,038	—			31		31

Exercise of stock options			35,140	—			103		103

Net income								1,264	1,264

Balance at year ended January 1, 2005	19,269	—	4,790,474	48	25,000	(28)	10,638	3,818	14,476

Employee stock purchases			4,877	—			24		24

Exercise of stock options			144,800	1			334		335

Stock option Modification							358		358

Tax benefit from Stock option Modification							153		153

Net loss								(44)	(44)

Balance at year ended December 31, 2005	19,269	$—	4,940,151	$49	25,000	$(28)	11,507	3,774	15,302

See accompanying notes to consolidated financial statements.

BACK YARD BURGERS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	December 31,	January 1,	January 3,
	2005	2005	2004
			(restated)
Cash flows from operating activities:
Net (loss) income	$(44)	$1,264	$1,225
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	2,206	2,096	1,945
Impairment of long-lived assets	986	—	—
Tax benefit of impairment of long-lived assets	(386)	—	—
Deferred income taxes	80	(123)	(29)
Modification of stock plan	511	—	—
Tax benefit of modification of stock plan	(153)	—	—
Provision for losses on receivables	93	35	—
(Gain)/loss on sale of assets	(5)	(68)	18
Changes in assets and liabilities:
Receivables	(118)	10	(294)
Inventories	(22)	(8)	25
Prepaid expenses and other current assets	19	(147)	(5)
Other assets	(46)	(172)	8
Accounts payable and accrued expenses	595	(1,038)	(117)
Reserve for closed stores	15	(81)	20
Income taxes payable/receivable	(280)	(129)	437
Other deferred income	(103)	(141)	248
Other deferred liabilities	2	10	11
Deferred franchise and area development fees	(16)	257	696

Net cash provided by operating activities	3,334	1,765	4,188

Cash flows from investing activities:
Additions to property and equipment	(8,614)	(2,178)	(2,702)
Proceeds from sale of property and equipment	784	1,076
Investment in joint ventures	—	—	(108)
Proceeds on notes receivable	—	7	13

Net cash used in investing activities	(7,830)	(1,095)	(2,796)

Cash flows from financing activities:
Issuance of stock	359	134	94
Principal payments on short-term debt	(1,950)	—	(300)
Proceeds from issuance of short-term debt	1,950	—	300
Principal payments on long-term debt	(781)	(776)	(3,074)
Proceeds from issuance of long-term debt	6,200	—	2,500
Loan fees paid	—	—	(26)

Net cash provided by (used in) financing activities	5,778	(642)	(506)

Net increase in cash and cash equivalents	1,282	28	886
Cash and cash equivalents:
Beginning of year	2,320	2,292	1,406

End of year	$3,602	$2,320	$2,292

Noncash operating and investing activities
Accrued property and equipment additions	$—	$—	$627

Property acquired with a capital lease	$646	$—	$—

Stock option plan (Note 1)	$358	$—	$—

Supplemental disclosure of cash flow information:
Income taxes paid	$666	$777	$139

Interest paid	$444	$481	$544
See accompanying notes to consolidated financial statements.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Activity. Back Yard Burgers, Inc. (the “Company”) owns and operates quick-service and fast-casual restaurants and is engaged in the sale of franchises in Back Yard Burgers and the collection of royalties based upon related franchise sales. The Company grants franchise rights for the use of the “Back Yard Burgers” trade name and other associated trademarks, signs, emblems, logos, slogans and service marks which have been or may be developed. At December 31, 2005, the Company operated 44 restaurants in four states (Mississippi, Arkansas, Tennessee and Florida) and franchised 127 restaurants in 20 states.
Consolidation Policy. The financial statements include the accounts of Back Yard Burgers, Inc. and its wholly owned subsidiaries, Little Rock Back Yard Burgers, Inc., BYB Properties, Inc. and Atlanta Burgers BYB Corporation, as well as Back Yard Burgers National Advertising Fund. All intercompany transactions have been eliminated.
Fiscal Year. The Company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to December 31. The year ended January 3, 2004 was a 53 week year and the years ended January 1, 2005 and December 31, 2005 were 52 week years.
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
Property and Equipment. Property and equipment is stated at cost, net of accumulated depreciation. At the time property and equipment are retired, or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in earnings. Improvements to leased properties are depreciated over the shorter of their useful life or the lease term, which includes renewal option periods where failure to exercise such options would result in an economic penalty of an amount that such renewal options are reasonably assured at the inception of the lease. Depreciation is computed on the straight-line method over the following estimated useful lives: buildings and building improvements — 15 to 25 years; leasehold improvements — 7 to 20 years (coincides with the initial lease term); furniture, fixtures and equipment — 5 to 7 years; and transportation vehicles — 5 years.
Goodwill. As of January 1, 2002, the Company accounts for goodwill under Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. Under SFAS 142, goodwill is no longer amortized but is tested for impairment using a fair value approach, at the “reporting unit” level. A reporting unit is the operating segment, or a business one level below that operating segment (the “component” level) if discrete financial information is prepared and regularly reviewed by management at the component level. The Company has determined that it operates as one segment and one reporting unit because the operations of the restaurants are homogeneous and discrete financial information of different segments or reporting units is not prepared and regularly reviewed by management.
     SFAS 142 requires a two-step process for testing impairment. First, the fair value the Company is compared to its carrying value to determine whether an indication of impairment exists. Market capitalization is used to determine the fair value of the Company. If an impairment is indicated, then the fair value of the goodwill is determined by allocation of the Company’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. As required by SFAS No. 142, the Company completed a transitional impairment test for goodwill as of January 1, 2002, and also an impairment test as of January 3, 2004, January 1, 2005 and December 31, 2005.
     At each balance sheet date, the Company also assesses whether there has been impairment in the value of goodwill at the reporting unit level by determining whether projected undiscounted future cash flows from operations for each restaurant exceed its net book value, including goodwill, as of the assessment date. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired.
          Based on the results of these tests, the Company did not record any impairment of our goodwill.

Other Deferred Income. The Company accounts for deferred income under EITF 02-16 Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. EITF 02-16 concluded that cash consideration received by a customer from a vendor is presumed to be a reduction of the prices of the vendor’s products or services and should, therefore, be characterized as a reduction of cost of sales when recognized in the customer’s income statement. The Company has recorded volume-based incentives related to Company-operated stores as a reduction of cost of restaurant sales for all contracts or agreements entered into after December 28, 2002.
     During 2003 and 2004, the Company received funds from certain vendors relating to future purchases by the Company. The Company deferred this amount as other deferred income. These funds are recorded as a reduction in cost of sales in a proportionate manner with respective future purchases. Under the terms of the contracts, the Company is required to purchase specific volumes in future years. If these purchase volumes are not met, the funds related to the volume shortages will be refunded to the vendors. The Company recognized approximately $316,000, $282,000 and $261,000 as a reduction in cost of sales in 2005, 2004 and 2003, respectively pursuant to these arrangements.
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
Restaurant Sales. Revenue recognition at Company-operated restaurants is recognized as customers pay for products at the time of sale. The earnings reporting process is covered by the Company’s internal controls and generally does not require significant management judgments and estimates.
Royalty and Advertising Fee Income. As part of its franchise agreements, the Company earns a percentage of each unit’s gross sales (generally 4%) and records these fees as royalties. The franchise agreements also provide that franchisees are required to pay an additional 1% of gross sales to the National Advertising Fund (see Note 12 of Notes to Consolidated Financial Statements). These fees are recorded as earned by the Company.
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
Other Revenue. Other revenue is primarily comprised of sales of proprietary food products to franchisees and payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of our franchisees. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company. Revenue from sales of proprietary food products is recognized when the products are shipped. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors. The Company also includes other miscellaneous revenues in other revenue.
Restaurant Operating Expenses. Restaurant operating expenses include all costs associated with the operation of the restaurant except corporate overhead, advertising, depreciation and amortization.
Preopening costs. The Company expenses preopening costs as incurred. Preopening costs expensed for fiscal years 2005, 2004 and 2003 were approximately $39,000, $85,000 and $63,000, respectively. Preopening costs are included in the general and administrative expenses of the Company’s statements of operations.
Advertising Costs. Advertising costs, including production costs, are charged to expense as incurred on the first date of the advertising period. Advertising costs expensed for fiscal years 2005, 2004 and 2003 were approximately $2,547,000, $2,652,000 and $2,349,000, respectively.

Impairment of Long-Lived Assets. The Company accounts for the impairment of long-lived assets under Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Asset. We assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At each balance sheet date, the Company assesses whether there has been impairment in the value of all long-lived assets by determining whether projected undiscounted future cash flows from operations for each restaurant, as defined in SFAS No. 144, exceed its net book value as of the assessment date. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired.
     No impairment charges were recorded by the Company during fiscal years 2004 or 2003; however, in the fourth quarter of 2005, the Company incurred a non-cash charge for the effect of three underperforming Company-operated restaurants. The Company recorded a non-cash impairment charge in the quarter ending December 31, 2005 in the amount of $600,000 (net of a tax benefit of $386,000). The charge consists primarily of the write down of asset values for three Company-operated restaurants. The Company determined that an impairment charge would be required under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment charge results from internal analysis which indicated that the investment for the impacted restaurants will not be fully recovered by anticipated future cash flows. One of the restaurants closed in December 2005 and one in March 2006. The Company is currently seeking to sublease and/or sell its interest in the third restaurant, which leases the land and building.
     The taking of these impairment charges will not precipitate additional cash expenditure by the Company, nor does the Company anticipate the future recognition of a material gain or loss on the disposal of the assets on these respective properties.
     As of January 3, 2004, the Company’s accrual for future lease obligations related to closed stores was $81,000. During 2004, lease payments of $65,000 were incurred and charged against this reserve, and $16,000 in lease obligations were forgiven due to the negotiation of an early buyout of future lease obligations for one of the closed stores. The Company recorded the $16,000 in forgiven lease obligations as a reduction in restaurant operating expenses. As of January 1, 2005, the Company had no accrual for future lease obligations related to closed stores.
     During the fourth quarter of 2005, the Company recorded a $15,000 lease reserve related to a closed store as noted above, and as of December 31, 2005, the accrual for future lease obligations for closed stores remained $15,000.
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
Preferred Stock. In accordance with the provisions of the Company’s Restated Certificate of Incorporation regarding preferred stock, each share of preferred stock is convertible into one share of common stock, at the option of the holder. As of December 31, 2005, all but 19,269 shares of preferred stock had been converted to common stock.
Treasury Stock. On January 2, 2001, the Company’s board of directors adopted a stock repurchase plan that allows the Company to repurchase up to 500,000 shares of its outstanding common stock. As of the end of fiscal years 2004 and 2005, the Company had repurchased 25,000 shares of common stock under the plan being held as treasury stock with a value of approximately $28,000. No purchases were made during fiscal years 2005, 2004 or 2003 and no further purchases are anticipated in the near term.
Earnings Per Share. The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share, which requires the presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing income available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity using the treasury stock method for stock options (Note 14).
Stock-Based Employee Compensation. The Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense is normally recognized for its stock-based compensation; however, in January 2005, the Company recorded a non-cash charge of approximately $358,000 (net of a tax benefit of $153,000) relating to the extension of the exercise date of certain stock options upon the resignation of an officer/director on January 7, 2005.
     Under the original stock option agreements, all of which were originally granted with an exercise price equal to the market value of the stock at the date of grant, the vested options were required to be exercised within 90 days after the resignation of the officer/director. The Company modified the terms for only those options to extend the period in which the former officer/director could exercise these stock options. The modification was to extend the exercise date until the earliest to occur of: (i) the last day of the term of the option as specified in the applicable option grant agreement, and (ii) one year from January 7, 2005. This modification required a re-measurement of the intrinsic value of the stock options as of January 7, 2005, and resulted in a non-cash charge in the form of compensation expense recorded as a general and administrative expense for the Company during fiscal year 2005.
     Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards in 2005, 2004 and 2003 under the plan consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s operating results for 2005, 2004 and 2003 would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

			2003
	2005	2004	(restated)
Net (loss) income, as reported	$(44)	$1,264	$1,225
Add: Expense recognized, net of tax	$358	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all rewards, net of related taxes	(101)	(263)	(181)

Pro forma	213	1,001	1,044

Basic (loss) earnings per share:
As reported	(0.01)	0.26	0.26
Pro forma	0.04	0.21	0.22

Diluted (loss) earnings per share:
As reported	(0.01)	0.25	0.24
Pro forma	0.04	0.20	0.21
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions using grants in 2005, 2004 and 2003, respectively:

	2005	2004	2003
Average expected life (years)	5.0	5.0	5.0
Average expected volatility	53.5%	63.4%	74.9%
Risk-free interest rates	4.1%	3.7%	3.4%
Dividend yield	0.0%	0.0%	0.0%
     The pro forma results reported above will not be representative of the effect on operating results for future years because we may make greater or less use of stock-based compensation in future periods.
Fair Value of Financial Instruments. At December 31, 2005, the Company did not have outstanding any financial derivative instruments. The carrying amounts of cash and receivables approximate fair value because of the short maturity of those instruments. The fair value of the Company’s long-term debt is estimated based on the current borrowing rates available to the Company for bank loans with similar terms and average maturities. The fair value was approximately $11.6 million and 5.1 million as of December 31, 2005 and January 1, 2005, respectively.

NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
     In October 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). FSP 13-1 requires rental costs associated with ground or building operating leases incurred during a construction period to be recognized as rental expense. FSP 13-1 is effective for reporting periods beginning after December 15, 2005. Retroactive application is permitted, but not required. We do not expect the adoption of this standard to have a material effect on our financial position or results of operations.
     In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”), which requires retrospective application to prior periods’ financial statements of every voluntary change in accounting principal unless it is impracticable to do so. SFAS 154 is effective for accounting changes and corrections of errors beginning in fiscal 2007. We do not expect the adoption of this standard to have any effect on our financial position or results of operations.
     In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107 (“SAB 107”). SAB 107 provides the SEC staff position regarding the application of SFAS No. 123, (“Share Based Payment (revised 2004)”) (“SFAS 123R”). SAB 107 contains interpretive guidance relating to the interaction between SFAS 123R and certain SEC rules and regulations, as well as the staff s views regarding the valuation of share-based payment arrangements for public companies. SAB 107 also highlights the importance of disclosures made related to the accounting for share-based payment transactions. We will be incorporating SAB 107 as part of our adoption of SFAS 123R in the first quarter of 2006.
     In December 2004, the FASB issued SFAS 123 (Revised), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for annual reporting periods beginning after June 15, 2005. The Company will continue to account for stock-based compensation using the intrinsic value method until adoption of SFAS 123R on January 1, 2006. Historically, the compensation expense recognized related to stock options under its current method of accounting for stock issued to employees, Accounting Principles Board Opinion (“APB”) No. 25, has been minimal. We will adopt and apply the expense recognition provisions of SFAS 123R beginning in the first quarter of 2006. The estimated impact of the adoption of SFAS 123R and SAB 107 for fiscal year 2006, relating to prior grants only, will be approximately $56,000, net of tax.
NOTE 3 — ACCOUNTS RECEIVABLE
     Corporate receivables and National Advertising Fund receivables represent amounts due from franchisees for contractual obligations and for product purchases. A summary of accounts receivable follows (in thousands):

	December 31,	January 1,
	2005	2005
Corporate receivables	$442	$336
National Advertising Fund receivables	113	192
Credit card receivables	162	94
Rebate receivables	123	55
Other	99	167

	939	844
Allowance for doubtful accounts	(153)	(100)

	$786	$744

NOTE 4 — PROPERTY AND EQUIPMENT
     Summaries of property and equipment follow (in thousands):

	December 31,	January 1,
	2005	2005
Land	$7,560	$3,774
Buildings	13,052	11,563
Building and site improvements	2,965	3,076
Fixtures and equipment	13,182	12,030
Transportation vehicles	224	277

	36,983	30,720
Accumulated depreciation and amortization	(13,948)	(12,974)

	$23,035	$17,746

     Approximately $6.9 million and $4.9 million of the total fixed assets above relate to assets, primarily buildings, under capital leases and held by the Company as of December 31, 2005 and January 1, 2005, respectively. Related accumulated depreciation for these assets was approximately $2.5 million and $1.4 million for fiscal years 2005 and 2004, respectively.
NOTE 5 — INVESTMENT IN JOINT VENTURES
     As of December 28, 2002, the Company had invested a total of $200,000 for 23%-25% interests in four joint ventures for the purpose of operating Back Yard Burgers restaurants. The Company invested an additional $108,000 in one of the joint ventures during the 53 weeks ended January 3, 2004, for the purpose of paying down the debt of the joint venture. The Company leases the real property from the joint ventures. Three of these leases are capital leases (see Note 8 of Notes to the Consolidated Financial Statements) and one of the leases is an operating lease.
NOTE 6 — ACCRUED EXPENSES
     A summary of accrued expenses follows (in thousands):

	December 31,	January 1,
	2005	2005
Payroll related	$652	$600
Sales taxes	295	229
Property taxes	184	128
Advertising	9	69
Interest	45	37
Utilities	109	32
Other miscellaneous accruals	440	229

	$1,734	$1,324

NOTE 7 — DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES
     In addition to offering single unit franchise agreements, the Company also promotes franchisees to enter into area development agreements. The area development agreement grants to the franchisee the exclusive right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic territory and thereafter to operate each restaurant in accordance with the terms and conditions of the franchise agreement. The franchise agreement grants an exclusive license at a specified location to operate a restaurant in accordance with the Back Yard Burgers system and to utilize the Company’s trademarks, service marks and other rights of the Company relating to the sale of its menu items. At December 31, 2005 deferred fees received for certain franchise and area development rights, net of commissions paid, include amounts sold during the following years (in thousands):

2005	$294
2004	421
Previous years	726

$1,441

NOTE 8 — INDEBTEDNESS
     Long-term debt is collateralized by property and equipment with a net book value aggregating $14,415,000. The balances consist of the following (in thousands):

	December 31,	January 1,
	2005	2005
Notes payable, payable in monthly installments ranging from $2 to $52, including interest ranging from 5.2% to 6.4%	$7,364	$1,659
Capital lease obligations for leased buildings, payable in monthly installments of approximately $5, and effective interest rates ranging from 8.7% to 10.7%	3,353	2,908
Equipment-related capital lease obligations, payable in monthly installments of approximately $5, and effective interest rates ranging from 7.9% to 9.4%	106	204
Capital lease obligations to Lester’s Back Yard Burgers Joint Venture I, II and IV (See Note 5), payable in monthly installments ranging from $4 to $7 and effective interest rates ranging from 12.0% to 12.5%	1,846	2,065
Notes payable to a leasing company, payable in monthly installments ranging from $1 to $6, including interest of 14.1%	—	75

	12,669	6,911
Less interest payments for capital leases	(1,704)	(2,011)
Less current installments	(966)	(797)

Total	$9,999	$4,103

     The principal maturities of all long-term debt outstanding as of December 31, 2005, are as follows: $966,000 in 2006, $1,664,000 in 2007, $556,000 in 2008, $484,000 in 2009, $455,000 in 2010 and $6,840,000 thereafter. These principal maturities include principal maturities for capital leases as follows: $210,000 in 2006, $862,000 in 2007, $190,000 in 2008, $191,000 in 2009, $139,000 in 2010 and $2,009,000 thereafter.
     Scheduled interest payments on capital leases as of December 31, 2005 are as follows: $292,000 in 2006, $273,000 in 2007, $255,000 in 2008, $229,000 in 2009, $143,000 in 2010 and $512,000 thereafter.
     On November 17, 2005 the Company borrowed $6,200,000, all of which was outstanding as of December 31, 2005, pursuant to the terms of a Loan Agreement dated November 17, 2005 by and among the Company and its subsidiaries and First Tennessee Bank National Association and a Secured Promissory Note and related collateral documents (collectively, the “Loan Agreement”). Under the terms of the Loan Agreement, the Company will make monthly installments of principal and interest on borrowings under the Loan Agreement commencing January 1, 2006 and continuing until December 1, 2012, at which time the entire outstanding principal balance, together with all accrued and unpaid interest, is due and payable. Amortization of the outstanding principal balance is made on a monthly basis and begins at $19,600 per month and increases over the term of the Loan Agreement to $30,200 per month. The unpaid principal balance of borrowings under the Loan Agreement bear interest at a rate equal to the one-month LIBOR plus 2%, adjusted monthly, which was 6.35% as of December 31, 2005.
     The borrowings under the Loan Agreement were used by the Company to pay the purchase price to acquire four restaurants in Florida and to purchase the real property of four additional restaurants, previously leased by the Company. Borrowings under the Loan Agreement are guaranteed by the Company’s subsidiaries and are secured by a pledge of all real property and improvements and personal property of eight Company-operated restaurants located in Florida, Tennessee and Arkansas.
     The Loan Agreement contains customary affirmative and negative covenants, including without limitation, covenants regarding the sale, lease or franchise of the collateral; delivery of financial statements; maintenance of financial covenants; maintenance of books and records; payment of taxes; maintenance of existence; compliance with law and other agreements; mergers, acquisitions, sales and grants of security interest in assets; changes in management or ownership; dividends; incurrence of loans and guarantees; and conduct of business. The financial covenants relate to the Company’s tangible stockholders’ equity, ratio of total liabilities to stockholders’ equity, and debt coverage ratio; the most restrictive requiring the Company to maintain a debt coverage ratio of at least 1.5 to 1.0. As of December 31, 2005, the Company’s debt coverage ratio was 2.0 to 1.0.
     On February 11, 2003, the Company entered a loan agreement with First Tennessee Bank National Association in the amount of $5,000,000. The loan agreement comprised the following three components: (1) a $2,500,000 five-year loan with a fixed rate of 5.2%. The funds from the five-year term loan were used to refinance approximately $2.3 million of existing notes payable to financial institutions with an average interest rate of 6.8% and maturity dates ranging from one to two years, (2) a $2.0 million draw down line for future expansion with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants and (3) a $500,000 revolver line with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants, the most restrictive requiring the Company to maintain a debt coverage ratio of at least 1.5 to 1.0. As of December 31, 2005, the Company’s debt coverage ratio was 2.0 to 1.0. The effective rate of interest for the draw down line and revolver line was LIBOR plus 3%, or 7.35%, as of December 31, 2005; however, no borrowings were outstanding at the end of 2004 and 2005 for the draw down line or the revolver line. The principal balance outstanding under the five-year loan was approximately $1,659,000 as of January 1, 2005 and $1,164,000 as of December 31, 2005. This loan matures in March of 2008.
     As of January 1, 2005, the Company had three capital lease obligations relating to three buildings in which the Company operates restaurants. Two of these obligations were entered during fiscal year 2001 and the third entered during fiscal year 2002. The principal balance outstanding under these leases was approximately $1,610,000 as of January 1, 2005 and approximately $1,551,000 as of December 31, 2005. All three of these leases have an initial term of 15 years with a minimum of four 5-year renewal options at the discretion of the Company. During fiscal year 2005, the Company entered into another capital lease with a principal balance of $646,000, all of which was outstanding as of December 31, 2005. The effective interest rate of this lease was approximately 10.5% and the lease has an initial term of 30 years with a minimum of two 5-year renewal options at the discretion of the Company.
     The Company also had two capital lease obligations relating to the acquisition of certain restaurant equipment as of January 1, 2005. One of these leases was entered in September of 2000, bearing interest of approximately 9.4%. The principal balance of this lease of approximately $36,000 as of January 1, 2005 was paid in full during 2005. The second lease was entered in October of 2002, bearing interest of approximately 7.9% and maturing in September of 2007. The principal balance of this lease was approximately $149,000 as of January 1, 2005 and approximately $99,000 as of December 31, 2005.
     On October 4, 1996, the Company received a commitment (the “Commitment”) from a leasing company for a loan transaction. The Commitment provided the Company with up to $2,000,000 and the related interest rate of the Commitment was approximately 14.1%. The Commitment was collateralized by certain real and personal property to be constructed and/or acquired with the commitment proceeds. The Company had an outstanding principal balance under this Commitment of approximately $75,000 as of January 1, 2005. This Commitment has expired and as such the Company had no borrowings outstanding under the Commitment as of December 31, 2005.
     At December 31, 2005, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of December 31, 2005, was approximately $473,000. The term of the guarantee is through August 13, 2023, the maturity date of the loan. If the franchisee ceases to make note payments, the Company may be required to make note payments until the collateral is liquidated. The guarantee provides for no limitation to the maximum potential future payments under the guarantee; however, the estimated maximum potential future payments are approximately $473,000, which represents the principal balance of the note payable as of the end of our fiscal year 2005. The Company currently has no liability recorded in its financial statements for the guarantor’s obligations under the guarantee. There are no recourse provisions in the guaranty agreement; however, the Company potential loss contingencies are minimal since the loan is collateralized with assets whose estimated fair value is greater that the amount of debt outstanding and based on current cash flows of the restaurant, if acquired through default, would be adequate to cover the debt payments.
NOTE 9 — OPERATING LEASES
     Operating leases relate to leased land sites for Company-operated restaurants and office space for corporate operations. All leases contain renewal options. The future minimum rental payments under operating lease agreements as of December 31, 2005 are as follows (in thousands):

2006	$1,141
2007	781
2008	616
2009	382
2010	345
Thereafter	998

$4,263

     The above schedule presents minimum lease payments under the Company’s operating leases. The Company has certain operating leases that also require contingent rent in addition to the minimum rent based on a percentage of sales. Rent expense was $1,525,000, $1,475,000, and $1,443,000 in 2005, 2004 and 2003, respectively.
NOTE 10 — RELATED PARTY TRANSACTIONS
     In July of 2002, the Company entered into a financing transaction for a new restaurant site and building with certain officers and directors of the Company. The total value of the transaction was $812,500. The Company recorded $490,000 as a capital lease for the construction of the building and $322,500 as financing for the land on which the building is located. Fair market values were used as the basis for assigning these respective values to the building and land. The effective interest rate of the transaction was approximately 10.7%. The transaction was reviewed and approved by the Company’s Board of Directors. As of December 31, the remaining balance of the lease was approximately $765,000.

NOTE 11 — INCOME TAXES
     Income tax expense for the following tax years is comprised of (in thousands):

			2003
	2005	2004	(restated)
Federal, current	$395	$638	$569
State, current	(9)	10	7
Federal, deferred	(504)	(131)	(29)
State, deferred	45	8	—

	$(73)	$525	$547

     Deferred income taxes are provided in recognition of the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
     The deferred tax assets (liabilities) comprise the following (in thousands):

	December 31,	January 1,
	2005	2005
Current
Current deferred tax assets:
Allowance for doubtful receivable	$60	$39
Accrued expenses	133	73
Trademark amortization	—	2

	193	114
Current deferred tax liabilities	—	—

Net current deferred tax asset	$193	$114

Noncurrent
Noncurrent deferred tax assets:
Franchise and area development fees	$563	$566
Net operating loss carryforwards	547	374
Trademark amortization	24	24
Goodwill amortization	(105)	(31)
Accrued expenses	—	186
Other deferred income	335	168
Impaired asset write-off	266	—
Other	83	55

Gross noncurrent deferred tax assets	1,713	1,342

Noncurrent deferred tax liabilities:
Depreciation	(198)	(485)

Gross noncurrent deferred tax liabilities	(198)	(485)

Net noncurrent deferred tax assets	1,515	857
Deferred tax asset valuation allowance	(644)	(366)

	$871	$491

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

     A reconciliation of the statutory Federal and State income tax rates to the income tax provision is as follows:

					2003
	2005		2004		(restated)
	Amount	%	Amount	%	Amount	%
Computed tax at 35% statutory rate	$(41)	35.0	$626	35.0	$620	35.0
State income taxes, net of federal benefit	35	(29.9)	7	0.4	—	—
Stock option expense	74	(63.4)	—	—	—	—
Work opportunity tax credit	(100)	85.5	(100)	(5.6)	(62)	(3.5)
Valuation allowance releases	—	—	(28)	(1.6)	—	—
Other	(41)	35.2	20	1.1	(11)	(0.6)

	$(73)	62.4	$525	29.3	$547	30.9

     As of December 31, 2005, the Company has net operating loss carryforwards available for state income tax reporting purposes on a consolidated basis of approximately $14 million. These net operating loss carryforwards expire between 2006 and 2020.
NOTE 12 — NATIONAL ADVERTISING FUND
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
NOTE 13 — STOCK OPTION AND BENEFIT PLANS
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
     In May 2002, the Board of Directors of the Company and the shareholders authorized the adoption of an Equity Incentive Plan (“EIP”) for the Company’s employees and directors. An aggregate of 225,000 shares of common stock may be granted under the EIP. In 2004, the plan was amended with shareholder approval to (i)

increase the number of shares of common stock that may be issued under the Plan by 400,000 shares from 225,000 shares to 625,000 shares, and (ii) provide that the Board may not materially amend the Plan without the approval of the Company’s stockholders. As of December 31, 2005, there were 326,780 options available under the EIP for future grants. Options granted under the EIP may be designated by the Compensation Committee of the Board of Directors as Incentive Stock Options or Non-Qualified Stock Options. Non-Qualified Stock Options granted under the EIP may be granted at a price less than fair market value of the common stock on the grant date. Incentive Stock Options granted under the EIP may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate number of shares for which Awards are granted to any employee during any calendar year may not exceed 35,000. The term of the options shall be set by the Compensation Committee of the Board of Directors and shall not be more than ten years from the date of grant.
     Additionally, under the EIP, the Compensation Committee of the Board of Directors may award Restricted Stock and/or stock appreciation rights (SARs) to selected employees. The Company has not issued any Restricted Stock or SARs.
     A summary of activity in the above option plans for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 follows:

	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	629,576	$3.29	659,051	$3.24	498,961	$2.58
Granted	93,500	5.00	7,000	7.90	223,000	4.93
Exercised	(144,800)	2.31	(35,140)	2.93	(21,342)	3.03
Canceled	(18,430)	5.41	(1,335)	3.07	(41,568)	4.63

Outstanding at end of year	559,846	3.77	629,576	3.29	659,051	3.24

Exercisable at end of year	464,036	3.51	599,216	3.13	535,741	2.65

     A summary of information about the Company’s stock options outstanding at December 31, 2005 follows:

		Weighted			Weighted
		average	Weighted		Average	Weighted
Range of		remaining	average		remaining	Average
exercise	Options	contractual	exercise	Options	contractual	Exercise
prices	Outstanding	life	price	exercisable	Life	Price
$0.50 - $1.00	75,000	5.0	$0.68	75,000	5.0	$0.68
$1.00 - $2.00	124,686	4.1	1.53	124,686	4.1	1.53
$2.00 - $3.00	1,740	1.9	2.25	1,740	1.9	2.25
$3.00 - $4.00	130,200	6.6	3.93	130,200	6.6	3.93
$4.00 - $5.00	118,500	8.8	4.87	25,000	6.0	4.38
$6.00 - $7.00	82,720	8.0	6.24	82,720	8.0	6.24
$7.00 - $9.00	7,000	8.3	7.90	4,690	8.3	7.90
$10.00 -$12.00	20,000	6.4	10.38	20,000	6.4	10.38

$0.50 -$12.00	559,846	6.5	$3.77	464,036	5.9	$3.51

     In May 1995, the Board of Directors of the Company and the shareholders authorized the adoption of an Employee Stock Purchase Plan (“ESPP”) for the Company’s employees. An aggregate of 225,000 shares of common stock may be issued under the ESPP. Shares purchased under the ESPP shall be sold to participants at 85% of the reported price and the maximum number of shares that can be purchased by a participant is 1,000 shares per quarter. The ESPP shall continue in effect through May 31, 2010. During 2005, 2004 and 2003, 4,877, 6,038 and 6,867 shares were purchased, respectively, under the ESPP. As of December 31, 2005, a total of 131,685 shares have been purchased under the ESPP since its inception in May 1995.

NOTE 14 — EARNINGS PER SHARE
     A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share data):

							2003
	2005			2004			(restated)
			Per-Share			Per-Share			Per-Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$(44)	4,833	($0.01)	$1,264	4,774	$0.26	$1,225	4,732	$0.26

Effect of Dilutive Securities
Convertible preferred stock		—			20			20
Stock options		—			302			301

Diluted EPS
Income available to common stockholders plus assumed conversions	$(44)	4,833	($0.01)	$1,264	5,096	$0.25	$1,225	5,053	$0.24

     Approximately 49,000 and 15,000 options to purchase the Company’s common stock were not included in the above calculation for the years 2004 and 2003, respectively, because the inclusion of these options would have been anti-dilutive. All convertible preferred stock and stock options are anti-dilutive and thus are not included in the calculation of diluted earnings per share for 2005. Income available to common stockholders for each year presented above has not been affected by preferred dividends because the Company has not declared any dividends on its preferred shares.
NOTE 15 — SUBSEQUENT EVENTS
     On January 6, 2006, the Company sold a Company-operated restaurant located in Tupelo, Mississippi to an existing franchisee. The restaurant will continue to be operated as a Back Yard Burgers franchised location. The Company will recognize a gain on the sale of these assets of approximately $162,000 in the first quarter of 2006.
     On March 23, 2006, the Company sold a Company-operated restaurant located in Memphis, Tennessee to a third party. This restaurant was one of the three restaurants for which the Company recorded an impairment charge during 2005 (see Note 1 of Notes to the Consolidated Financial Statements). The restaurant was closed in March 2006 and will no longer be operated as a Back Yard Burgers location. The Company incurred minimal loss on the sale of these assets which was recognized in the first quarter of 2006.
NOTE 16 — COMMITMENTS AND CONTINGENCIES
     Concentration of Risk. Financial instruments which could subject the Company to concentration of credit risk are primarily cash and cash equivalents and receivables. The Company places its cash and cash equivalents in insured depository institutions. At December 31, 2005, the Company’s uninsured cash balance totaled $3,364,000. The Company performs ongoing credit evaluations of its franchisees and when necessary maintains reserves for potential credit losses on receivables, which are not collateralized.
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
     Employment Agreements. The Company is party to a three year Employment Agreement and a Severance Agreement with the Chairman and CEO of the Company. The Company expects that, in connection with the Company’s previously announced plan to separate the positions of Chairman and CEO and appoint a new CEO/President, the Company will enter into a new agreement under which the current Chairman and CEO will serve as a non-executive Chairman of the Company. The Company is currently negotiating the terms of such agreement and expects that, when the new agreement is completed, it will supersede the existing Employment Agreement and the Severance Agreement.
Certain other key employees have entered into severance agreements with the Company.
On February 26, 2006, the Company entered into a Separation Agreement and General Release with the former President and Chief Operating Officer of the Company, who resigned on that date. Under this agreement, the Company is obligated to make payments of approximately $90,000 plus certain benefits during 2006 in exchange for certain commitments of the resigned officer.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Back Yard Burgers, Inc.
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Back Yard Burgers, Inc. and its subsidiaries at December 31, 2005 and January 1, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
Memphis, Tennessee
March 7, 2006