Form 10-Q
period 2006-04-01
BACK YARD BURGERS INC
filed 2006-05-16
CIK 901495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 1, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___to
Commission file number 1-12104
BACK YARD BURGERS, INC.
(Exact name of registrant as specified in its charter)

Delaware	64-0737163
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1657 Shelby Oaks Dr. N. Ste. 105, Memphis, Tennessee 38134
(Address of principal executive offices)
(901) 367-0888
(Registrant’s telephone number)
Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class — Common stock, par value $.01 per share
Outstanding at May 12, 2006 – 4,945,038

BACK YARD BURGERS, INC.

Back Yard Burgers, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	Unaudited
	April 1,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$4,528	$3,602
Receivables, less allowance for doubtful accounts of $161 and $153	973	786
Inventories	252	281
Income taxes receivable	238	268
Current deferred tax asset	192	193
Prepaid expenses	454	186

Total current assets	6,637	5,316
Property and equipment, at depreciated cost	22,083	23,035
Goodwill	1,506	1,751
Noncurrent deferred tax asset	792	871
Notes receivable, less allowance of $17	73	73
Other assets	593	595

Total assets	$31,684	$31,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,246	$1,295
Accrued expenses	1,911	1,734
Reserve for closed stores	—	15
Current installments of long-term debt	982	966

Total current liabilities	4,139	4,010
Long-term debt, less current installments	9,740	9,999
Deferred franchise and area development fees	1,382	1,441
Other deferred income	264	276
Other deferred liabilities	593	613

Total liabilities	16,118	16,339

Commitments and contingencies (Note 5)

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,269 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 4,943,792 and 4,940,151 shares issued and outstanding	50	49
Paid-in capital	11,553	11,507
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	3,991	3,774

Total stockholders’ equity	15,566	15,302

Total liabilities and stockholders’ equity	$31,684	$31,641

See accompanying notes to unaudited consolidated financial statements

Back Yard Burgers, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
Revenues:
Restaurant sales	$8,932	$8,208
Franchise and area development fees	86	165
Royalty fees	1,135	931
Advertising fees	297	244
Other	191	129

Total revenues	10,641	9,677

Expenses:
Cost of restaurant sales	2,997	2,639
Restaurant operating expenses	4,290	3,995
General and administrative	1,748	2,054
Advertising	685	554
Depreciation	551	563
Gain on sale of assets	(162)	—

Total expenses	10,109	9,805

Operating income (loss)	532	(128)

Interest income	7	6
Interest expense	(189)	(108)
Other, net	(23)	(21)

Income (loss) before income taxes	327	(251)

Income tax expense (benefit)	110	(88)

Net income (loss)	$217	$(163)

Income (loss) per share:
Basic	$0.04	$(0.03)

Diluted	$0.04	$(0.03)

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,943	4,791

Diluted	5,105	5,135

See accompanying notes to unaudited consolidated financial statements

Back Yard Burgers, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
Cash flows from operating activities:
Net (loss) income	$217	$(163)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	551	563
Deferred income taxes	80	(91)
Modification of stock option plan	—	511
Tax benefit of modification of stock option plan	—	(153)
Stock based compensation expense	33	—
Provision for losses on receivables	8	(3)
Gain on sale of assets	(162)	—
Changes in assets and liabilities:
Receivables	(195)	16
Inventories	29	21
Prepaid expenses	(268)	(322)
Other assets	2	(31)
Accounts payable and accrued expenses	138	122
Reserve for closed stores	(15)	—
Income taxes receivable	30	156
Other deferred liabilities	(20)	(1)
Other deferred income	(12)	(29)
Deferred franchise and area development fees	(59)	51

Net cash provided by operating activities	357	647

Cash flows from investing activities:
Additions to property and equipment	(160)	(132)
Proceeds from sale of property and equipment	958	—

Net cash provided (used) in investing activities	798	(132)

Cash flows from financing activities:
Issuance of stock	14	6
Principal payments on long-term debt	(243)	(192)

Net cash used in financing activities	(229)	(186)

Net increase in cash and cash equivalents	926	329
Cash and cash equivalents:
Beginning of period	3,602	2,320

End of period	$4,528	$2,649

Supplemental disclosure of cash flow information:

Interest paid	$184	$108

See accompanying notes to unaudited consolidated financial statements

BACK YARD BURGERS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Back Yard Burgers, Inc. owns and operates quick-service and fast-casual restaurants and is engaged in the sale of franchises and the collection of royalties based upon related franchise sales. The Company grants franchise rights for the use of “Back Yard Burgers” trade name and other associated trademarks, signs, emblems, logos, slogans and service marks which have been or may be developed.
     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. The statements should be read in conjunction with the Notes to Financial Statements for the year ended December 31, 2005 included in the Company’s 2005 Form 10-K.
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
     The Company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to December 31. Both fiscal years 2005 and 2006 are 52 week years.
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
Preopening costs. The Company expenses preopening costs as incurred. Preopening costs expensed for the thirteen weeks ended April 1, 2006 were approximately $6,000. There were no preopening costs expensed for the thirteen weeks ended April 2, 2005.

NOTE 2 – STOCK-BASED EMPLOYEE COMPENSATION
     Prior to January 1, 2005, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense was normally recognized for stock-based compensation other than for the January 7, 2005 stock option modification discussed below. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123, revised 2004 (“FAS 123(R)”). The Company elected to use the modified prospective method of adoption and thus prior period amounts have not been restated. Under the modified prospective method, the remaining grant date fair value of unvested awards will be expensed through earnings over the remaining vesting period.
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
     Under the IAP, the Compensation Committee of the Board of Directors may award Restricted Stock and/or a Performance Award to selected employees. A Performance Award shall mean cash bonus, stock bonus or other performance or incentive award that is paid in cash, stock or a combination of both. The Company has not issued any Restricted Stock or Performance Awards and no future grants of Incentive Stock Options, Restricted Stock or Performance Awards will be made from this plan.
     In May 2002, the Board of Directors of the Company and the shareholders authorized the adoption of an Equity Incentive Plan (“EIP”) for the Company’s employees and directors. An aggregate of 225,000 shares of common stock may be granted under the EIP. In 2004, the plan was amended with shareholder approval to (i) increase the number of shares of common stock that may be issued under the Plan by 400,000 shares from 225,000 shares to 625,000 shares, and (ii) provide that the Board may not materially amend the Plan without the approval of the Company’s stockholders. As of March 31, 2006, there were 349,050 options available under the EIP for future grants. Options granted under the EIP may be designated by the Compensation Committee of the Board of Directors as Incentive Stock Options or Non-Qualified Stock Options. Non-Qualified Stock Options granted under the EIP may be granted at a price less than fair market value of the common stock on the grant date. Incentive Stock Options granted under the EIP may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate number of shares for which Awards are granted to any employee during any calendar year may not exceed 35,000. The term of the options shall be set by the Compensation Committee of the Board of Directors and shall not be more than ten years from the date of grant.
     Additionally, under the EIP, the Compensation Committee of the Board of Directors may award Restricted Stock and/or stock appreciation rights (SARs) to selected employees. The Company has not issued any Restricted Stock or SAR’s.

A summary of activity in the above option plans for the thirteen weeks ended April 1, 2006 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of period	559,846	$3.77
Granted	—	—
Exercised	(2,200)	3.98
Cancelled	(22,270)	5.60

Outstanding at end of period	535,376	3.70	6.2	$818,846

Exercisable at end of period	496,106	3.58	6.0	$818,846

Cash received on options exercised during the first quarter of 2006 was $8,756 with an intrinsic value of $2,178. There were no options exercised in the first quarter of 2005. At April 1, 2006, there was approximately $83,000 of unrecognized compensation cost, net of expected forfeitures, related to stock options that are expected to be recognized over a weighted average period of 1.8 years. There were no option modifications during the first quarter 2006. On January 7, 2005, the Company elected, upon the resignation of an officer/director, to extend the maturity date of 113,720 options from 90 days to one year. The 2005 income statement reflects an after tax non-cash charge under APB 25 of $358,000 (net of a tax benefit of $153,000) related to this modification as re-measured using the intrinsic method, which is added back for purposes of the pro forma disclosures. The FAS 123 pro forma expense includes an after tax charge of approximately $9,000 for the modification by measuring the incremental increase in the fair value of the options. The incremental increase in fair value of the options was measured by comparing value immediately before the terms were modified and the value of the modified options.
     The fair value of option grants is estimated on the date of grant using the Black-Scholes-Merton model that uses the following assumptions: (1) Expected volatility is based on historical volatility of the Company’s stock and other factors. (2) The Company uses historical data to estimate the option’s expected term. (3) The risk-free rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the first quarter of 2006 or 2005.
     In May 1995, the Board of Directors of the Company and the shareholders authorized the adoption of an Employee Stock Purchase Plan (“ESPP”) for the Company’s employees. An aggregate of 225,000 shares of common stock may be issued under the ESPP. Shares purchased under the ESPP are sold to participants at 85% of the market price and the maximum number of shares that can be purchased by a participant is 1,000 shares per quarter. The ESPP shall continue in effect through May 31, 2010. During the first quarter 2006 and 2005, 1,441 and 1,203 shares, respectively, were purchased under the ESPP. As of April 1, 2006, a total of 133,126 shares have been purchased under the ESPP since its inception in May 1995. The 15% discount to market value prior to adopting FAS 123(R) was recognized as a pro forma expense, while after adoption the discount in excess of 5% is recognized through earnings. Other than the purchase price discount, the ESPP otherwise does not contain compensatory features.
     The expense recognized in earnings for the first quarter 2006 under the option plans and ESPP was approximately $32,000 and $1,000, as compared to $27,000 and $1,000 included in pro forma earnings in the first quarter 2005. A related tax benefit of $6,000 was recognized in the first quarter 2006 as compared to a $10,000 benefit included in pro forma earnings in the first quarter 2005. A tax benefit of $1,000 will be realized in the Company’s 2006 tax return from a first quarter disqualifying disposition. Since there were no non-qualified options exercised or disqualifying dispositions, no tax benefits were realized from tax deductions during the first quarter 2005.

     The Company’s practice is to issue shares from authorized but unissued shares to satisfy option exercises and employee stock purchases.
     Prior to January 1, 2005, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense is normally recognized for its stock-based compensation other than for the January 7, 2005 modification discussed above. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s operating results for the first quarter 2005 on a pro forma basis would be as follows (in thousands, except per share data):

Thirteen
Weeks Ended
April 2, 2005
Net loss, as reported	$(163)
Add: Expense recognized, net of tax	358
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related taxes	(18)

Pro forma net income	$177

Earnings per share:
Basic: As reported	$(0.03)
Pro forma	0.04

Diluted: As reported	(0.03)
Pro forma	0.03

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
COMPUTATION OF INCOME PER SHARE
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
Net Income (loss)	$217	$(163)

Weighted average number of common shares outstanding during the period	4,943	4,791

Basic income per share	$0.04	$(0.03)

Weighted average number of common shares outstanding during the period	4,943	4,791
Preferred shares convertible to common shares	20	20
Stock options	142	324

	5,105	5,135

Diluted income per share	$0.04	$(0.03)

The calculation of diluted income per share for the thirteen weeks ended April 1, 2006, and April 2, 2005 excluded 203,220 and 27,000 stock options, respectively, as their effect would be anti-dilutive.
NOTE 4 — DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES
     In addition to offering single unit franchise agreements, the Company also promotes franchisees to enter into area development agreements. The area development agreement grants to the franchisee the exclusive right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic territory and thereafter to operate each restaurant in accordance with the terms and conditions of the franchise agreement. The franchise agreement grants an exclusive license at a specified location to operate a restaurant in accordance with the Back Yard Burgers system and to utilize the Company’s trademarks, service marks and other rights of the Company relating to the sale of its menu items. At April 1, 2006 deferred fees received for certain franchise and area development rights, net of commissions paid, include amounts sold during the following years (in thousands):

2006	$27
2005	269
Previous years	1,086

$1,382

NOTE 5 — COMMITMENTS AND CONTINGENCIES
     The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of the ultimate liability with respect to those actions will not have a materially adverse impact on our financial position or results of operations and cash flows.

NOTE 6 — NATIONAL ADVERTISING FUND
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
NOTE 7 – OFF-BALANCE SHEET ARRANGEMENTS
     At April 1, 2006, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of April 1, 2006, was approximately $473,000. The term of the guarantee is through August 13, 2023, the maturity date of the loan. If the franchisee ceases to make note payments, the Company may be required to make note payments until the collateral is liquidated. The guarantee provides for no limitation to the maximum potential future payments under the guarantee; however, the estimated maximum potential future payments are approximately $473,000, which represents the principal balance of the note payable as of the end of the first quarter of 2006. The Company currently has no liability recorded in its financial statements for the guarantor’s obligations under the guarantee. There are no recourse provisions in the guaranty agreement; however, the Company believes that its potential loss contingencies are minimal since the loan is collateralized with assets whose estimated fair value is greater that the amount of debt outstanding, and based on the fact that current cash flows of the restaurant, if acquired through default, would be adequate to cover the debt payments.
NOTE 8 – GAIN ON SALE OF ASSETS
     During the first quarter of 2006, the Company sold a Company-operated restaurant to a franchisee which resulted in a gain of approximately $162,000. In addition to the fixed assets of the restaurant, the Company also had approximately $245,000 of goodwill originally recorded for the restaurant when the Company previously acquired the restaurant from a franchisee. This goodwill was written off, along with the fixed assets, as part of the sale transaction during the first quarter of 2006.
NOTE 9 – SUBSEQUENT EVENTS
     As of December 31, 2005, the Company had $6.2 million in borrowings bearing interest at a rate equal to the one-month LIBOR plus 2%, adjusted monthly; therefore, the Company was exposed to market risk from changes in the one-month LIBOR rate during the first quarter of 2006. However, on May 5, 2006, the Company executed a cash flow hedging instrument (interest rate swap) to minimize interest rate fluctuation risk to convert all of the interest associated with this debt to a fixed rate of 7.75% through the maturity of the note payable. One-month LIBOR plus 2% was 7.08% on the date the swap was executed. The remainder of the Company’s long-term debt portfolio is financed with fixed rate debt, primarily in the form of capital leases.

Forward-Looking Information
     This document and other written reports and oral statements made from time to time by Back Yard Burgers, Inc. and its representatives contain forward-looking statements within the meaning of federal securities laws. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding our financial position, results of operations, growth strategy and plans for future expansion, product development, economic conditions, and other similar forecasts and statements of expectation. We generally indicate these statements by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases. Forward-looking statements are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the Company. The factors that could cause our actual results to differ materially, many of which are beyond our control, include, but are not limited to, the risk factors described under Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including the following: delays in opening new stores or outlets because of weather, local permitting, and the availability and cost of land and construction; increases in competition and competitive discounting; increases in minimum wage and other operating costs; shortages in raw food products; volatility of commodity prices; consumer preferences, spending patterns and demographic trends; the possibility of unforeseen events affecting the industry generally, and other risks described from time to time in our periodic reports filed with the Securities and Exchange Commission. Back Yard Burgers, Inc. disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     As of April 1, 2006, the Back Yard Burgers system included 172 restaurants, of which 42 were Company-operated and 130 were franchised. Unit activity for the thirteen weeks ended April 1, 2006 included five franchised store openings. In addition, three franchised stores and one Company-operated restaurant closed during the thirteen weeks ended April 1, 2006.
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

	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
Revenues
Restaurant sales	83.9%	84.8%
Franchise and area development fees	0.8	1.7
Royalty fees	10.7	9.6
Advertising fees	2.8	2.5
Other	1.8	1.4

Total revenues	100.0%	100.0%

Expenses
Cost of restaurant sales (1)	33.6%	32.2%
Restaurant operating expenses (1)	48.0	48.7
General and administrative	16.4	21.2
Advertising	6.4	5.7
Depreciation	5.2	5.8
Gain on sale of assets	(1.5)	—
Operating income (loss)	5.0	(1.3)
Interest income	0.1	0.1
Interest expense	(1.8)	(1.1)
Other, net	(0.2)	(0.2)
Income (loss) before income taxes	3.1	(2.6)
Income taxes (2)	33.6	35.1
Net income (loss)	2.0	(1.7)

	Thirteen Weeks Ended
	April 1,	April 2,
	2006	2005
	($000’s)
Average annual sales per restaurant open for a full year (3)
Company-operated	$864	$822
Franchised	$836	$810
System average annual sales per restaurant open for a full year	$845	$814

Number of restaurants open
Company-operated	42	42
Franchised	130	113

Total	172	155

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

(3)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

Comparison of the Company’s Results for the Thirteen Weeks Ended April 1, 2006 and April 2, 2005.
     Restaurant sales increased $724,000, or 8.8%, to $8,932,000 during the thirteen weeks ended April 1, 2006, from $8,208,000 for the year-earlier period. Same-store sales at Company-operated restaurants open for more than eighteen months increased by 3.0% during 2005, resulting in higher sales of approximately $233,000. The remainder of the increase was due to the addition of four higher sales volume restaurants offset by the closure of four lower sales volume restaurants since the year-earlier period. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.
     Franchise and area development fees decreased by $79,000 to $86,000 for the thirteen weeks ended April 1, 2006, compared with $165,000 in the year-earlier period. Five new franchise stores opened during the thirteen weeks ended April 1, 2006 compared with eight new franchised stores opened during the thirteen weeks ended April 2, 2005.
     Royalty fees increased 21.9% to $1,135,000 during the thirteen week period ended April 1, 2006, compared with $931,000 during the first quarter of 2005. The increase is the result of an increase in franchised sales upon which the fees are based. Franchise restaurant sales increased to approximately $29.5 million during the thirteen weeks ended April 1, 2006 from approximately $23.0 million during the year-earlier period. The increase in franchised restaurant sales was due to a net unit growth of seventeen franchised stores in addition to a full quarter of operations for units opened in the first quarter of 2005.
     Advertising fees increased 21.7% to $297,000 during the thirteen week period ended April 1, 2006, from $244,000 during the first quarter of 2005. The increase is primarily due to the increase in franchised restaurant sales, upon which a portion of the fee is based. The portion of these fees that are based on sales is a 1% of sales National Advertising Fund fee (See Note 6 of the notes to unaudited consolidated financial statements). As part of the standard franchise agreement, each operating unit contributes 1% of its sales to a National Advertising Fund. Franchise restaurant sales increased to approximately $29.5 million during the thirteen weeks ended April 1, 2006 from approximately $23.0 million during the year-earlier period. The increase in franchised restaurant sales was due to a net unit growth of seventeen franchised stores in addition to a full quarter of operations for units opened in the first quarter of 2005. Also included in advertising fees are monies collected from franchisees for direct mail advertising in addition to the 1% National Advertising Fee. During the thirteen weeks ended April 1, 2006, the Company recognized no revenue associated with direct mail advertising funds, and in the year-earlier period, the Company recognized approximately $12,000.
     Other revenues is primarily comprised of sales of proprietary food products to franchisees and payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of our franchisees. Revenue from sales of proprietary food products is recognized when the products are shipped. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors. The Company also includes other miscellaneous revenues in other revenue. Other revenues increased by $62,000 to $191,000 during the thirteen week period ended April 1, 2006 from $129,000 during the first quarter of 2005 primarily due to higher contributions from certain vendors to the National Advertising Funds based upon purchasing volumes of our franchisees.
     Cost of restaurant sales, consisting of food and paper costs, totaled $2,997,000 for the thirteen weeks ended April 1, 2006, and $2,639,000 during the year-earlier period, increasing as a percentage of restaurant sales to 33.6% from 32.2%. The increase in cost of restaurant sales as a percentage of restaurant sales is due to promotions implemented by the Company during the thirteen weeks ended April 1, 2006 offering certain sandwich items at a discounted price in efforts to increase guest traffic and sales at Company-operated restaurants.

     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $4,290,000 for the thirteen weeks ended April 1, 2006, from $3,995,000 in the same prior year period, decreasing as a percentage of restaurant sales to 48.1%, from 48.7% for the year-earlier period. The decrease as a percentage of restaurant sales is primarily due to a 0.4% decrease in labor costs as a percentage of restaurant sales from the year-earlier period and a decrease of 0.7% in rent as a percentage of restaurant sales due to the acquisition of four properties in the fourth quarter of 2005 that were previously leased. These decreases were offset by a 0.5% increase in other operating costs as a percentage of restaurant sales, primarily utilities and repairs and maintenance.
     General and administrative costs decreased $306,000 to $1,748,000 for the thirteen weeks ended April 1, 2006 from $2,054,000 in the year-earlier period. The decrease is primarily due to the fact that during the thirteen weeks ended April 2, 2005, the Company recorded a $511,000 charge relating to the extension of the maturity date of certain stock options upon the resignation of an officer/director during the year-earlier period, for which there was no comparable charge during the current year. This decrease was partially offset by an increase in corporate personnel costs of approximately $163,000 since the year-earlier period, of which $90,000 relates to severance costs associated with the resignation of the Company’s former president during the first quarter of 2006. An additional $32,000 of the $163,000 personnel costs increases relates to the Company’s adoption in the first quarter of 2006 of SFAS 123 (Revised), “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations (See Note 2 of the notes to unaudited consolidated financial statements). The remainder of the increase was due to increased spending for franchisee support and other miscellaneous general and administrative costs incurred by the Company during the first quarter of 2006.
     Advertising expense which increased to $685,000 for the thirteen weeks ended April 1, 2006, from $554,000 in the same period in 2005, increasing as a percentage of total revenues to 6.4% compared with 5.7% in the year-earlier period. The Company spent approximately 5% of net restaurant sales at company-operated stores on local store advertising, including media and print advertising in the three markets in which the company-operated restaurants are located during both first quarter 2006 and 2005. In addition, all stores (both company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund (see Note 6 of the notes to unaudited consolidated financial statements). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues is related to the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.
     Depreciation expense decreased by $12,000 to $551,000 for the thirteen weeks ended April 1, 2006, from $563,000. Since April 2, 2005, the Company has spent approximately $8.6 million for fixed assets additions; however, the depreciation of these assets was offset by other assets, primarily furniture, fixtures and equipment, becoming fully depreciated since the year-earlier period resulting in a reduction in depreciation expense for the thirteen weeks ended April 1, 2006.
     Gain on sale of assets was approximately $162,000 during the thirteen weeks ended April 1, 2006. This gain relates to the sale of a Company-operated restaurant during the first quarter of 2006. There were no gains or losses on the sale of assets incurred by the Company during the thirteen weeks ended April 2, 2005.

     Interest expense increased by $81,000 to $189,000 for the thirteen weeks ended April 1, 2006, from $108,000 in the year-earlier period. Debt outstanding as of April 1, 2006 was $10,722,000 compared with $4,708,000 in the year-earlier period. The increase in debt and interest expense is primarily due to a loan of $6.2 million (approximately $6.1 million at the end of the first quarter 2006), bearing interest during the first quarter of 2006 at a rate of one-month LIBOR + 2% (ranging from approximately 6.5% to 7.0% during the first quarter) borrowed by the Company on November 17, 2005 to acquire four restaurants in Florida and to purchase the real property of four additional restaurants, previously leased by the Company.
     Other, net expense was $23,000 for the thirteen weeks ended April 1, 2006, remaining relatively flat compared with a net expense of $21,000 in the year-earlier period. Included in this category is other miscellaneous income and expenses, and these income and expense categories were relatively consistent during the thirteen weeks ended April 1, 2006, and the year-earlier period.
Impairment of Long-Lived Assets
     The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, at the beginning of 2002. We assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At each balance sheet date, the Company assesses whether there has been impairment in the value of all long-lived assets by determining whether projected undiscounted future cash flows from operations for each restaurant, as defined in SFAS No. 144, exceed its net book value as of the assessment date. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired. No impairment charges were recorded by the Company during the thirteen weeks ended April 1, 2006 or the year-earlier period.
     During the fourth quarter of 2005, the Company recorded a $15,000 lease reserve related to a closed store as noted above, and as of December 31, 2005, the accrual for future lease obligations for closed stores remained $15,000. These lease obligations were paid during the first quarter of 2006; therefore, the company had no reserve for closed stores as of April 1, 2006.
Off-Balance Sheet Arrangements
     At April 1, 2006, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of April 1, 2006, was approximately $473,000. The term of the guarantee is through August 13, 2023, the maturity date of the loan. If the franchisee ceases to make note payments, the Company may be required to make note payments until the collateral is liquidated. The guarantee provides for no limitation to the maximum potential future payments under the guarantee; however, the estimated maximum potential future payments are approximately $473,000, which represents the principal balance of the note payable as of the end of the first quarter of 2006. The Company currently has no liability recorded in its financial statements for the guarantor’s obligations under the guarantee. There are no recourse provisions in the guaranty agreement; however, the Company believes that its potential loss contingencies are minimal since the loan is collateralized with assets whose estimated fair value is greater that the amount of debt outstanding, and based on the fact that current cash flows of the restaurant, if acquired through default, would be adequate to cover the debt payments.

Liquidity and Capital Resources
     Cash from operations for the Company is primarily affected by net earnings adjusted for non-cash expenses which consist primarily of depreciation. Depreciation totaled $551,000 for the thirteen weeks ended April 1, 2006 and $563,000 for the year-earlier period. Cash provided by operations for the thirteen week period ended April 1, 2006, was $357,000 compared with $647,000 in the year-earlier period. The decrease is primarily related to an increase in accounts receivable of $195,000 in the current year compared with a decrease of $16,000 in the year-earlier period, in addition to a $59,000 decrease in deferred franchise and area development fees in the current year compared with a $51,000 increase in the year earlier period. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment.
     Capital expenditures totaled $160,000 for the thirteen weeks ended April 1, 2006 and $132,000 for the year-earlier period. Generally, the Company constructs its restaurant buildings on leased properties for Company-operated restaurants. The average monthly lease cost for the 12 Company-operated restaurants on leased sites at April 1, 2006 is approximately $3,700 per month. For the 17 restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $5,800.
     During the thirteen weeks ended April 1, 2006, the Company also received proceeds of approximately $958,000 from the sale of two Company-operated restaurants. The Company had no asset sales or related proceeds during the year earlier period.
     As of April 1, 2006, the Company had total long-term debt of $10,722,000 and unused lines of credit and loan commitments of potential additional borrowings of $2,500,000. As of April 2, 2005, the Company had total long-term debt of $4,708,000. No long-term debt commitments or loan draws were made by the Company during the thirteen weeks ended April 1, 2006 or the thirteen weeks ended April 2, 2005. In the fourth quarter of 2005, the Company borrowed $6,200,000 to acquire four restaurants in Florida and to purchase the real property of four additional restaurants, previously leased by the Company. The Company estimates total debt service for fiscal year 2006 will be approximately $1,751,000 (including $966,000 in principal payments and $785,000 in interest payments) based on its current debt structure and anticipates funding this debt service with cash on hand and cash flow from operations.
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
     The Company has budgeted capital expenditures of approximately $3.5 to $4.0 million in fiscal year 2006, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of two additional Company-operated restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems. As of April 1, 2006, the Company had spent approximately $160,000 of these budgeted capital expenditures. The Company expects to fund these capital expenditures with cash on hand in addition to cash flow from operations and borrowings under the loan agreement entered in February of 2003; however, additional financing may be required to fund these expenditures.
Seasonality and Inflation
     While the Company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirteen weeks ended April 1, 2006. Increases in food, labor or other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.

Conversion of Preferred Stock
     In accordance with the provisions of the Company’s Certificate of Incorporation regarding preferred stock, as a result of the Company’s having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The Company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of April 1, 2006, only 19,269 shares have yet to be converted.
Known Trends and Uncertainties
     The Company’s business is substantially dependant on the costs of beef and chicken. During the thirteen weeks ended April 1, 2006, the cost of beef decreased approximately 6.4% from the prior year while the cost of chicken was relatively stable. While the Company expects that favorable trends in the cost of beef and chicken will continue in the short term, the Company has experienced increases in commodity costs in the past and expects such increases to continue in the long term. It may be difficult to raise menu prices to fully cover any future cost increases, but to the extent permitted by competition, we may implement menu price increases if deemed necessary. Additional margin improvements may have to be made through operational improvements, equipment advances and increased volumes to help offset these cost increases, due to the competitive state of the quick-service restaurant industry.
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
     Company-operated same-store sales increased 3.0% and franchised same-store sales increased 2.3% during the thirteen weeks ended April 1, 2006. Average per-store annual unit sales volumes (‘Average Unit Volumes”) were $864,000 at Company-operated stores and $836,000 at franchised stores as of April 1, 2006. The Company will continue with its marketing strategy of enhancing the Company’s points of differentiation and further positioning the Company as a premium fast-food provider. Management intends to continue testing new, bold-flavored premium product offerings and modifying existing menu offerings in order to drive positive trends for same-store sales and average unit volumes, both of which are key performance indicators in our industry. The Company will also continue to explore potentially extending operational hours at both Company-operated and franchised stores to accomplish these goals as well. By continuing to improve in these areas, the Company intends to offset some of the potential negative financial impacts of the other trends and uncertainties listed above.

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
     The Company also earns income from certain vendors based on purchases made by our franchisees from those vendors for which the Company has no associated cost. The Company records this income as other revenues in its statement of operations.
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
     The Company has approximately $1.5 million of goodwill on our balance sheet resulting from the acquisition of businesses. Accounting standards adopted in 2002 require that we review goodwill for impairment on an annual basis and cease all goodwill amortization. The annual evaluation of goodwill impairment requires a two-step test in which the market value of the Company is compared to the recorded book value. If the market value is less than the book value, goodwill impairment is recorded. Once an impairment of goodwill has been recorded, it cannot be reversed.
Deferred Income Taxes:
     The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $680,000 valuation allowance recorded on the Company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.
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
     In December 2004, the FASB issued SFAS 123 (Revised), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for annual reporting periods beginning after June 15, 2005. The Company adopted SFAS 123R on January 1, 2006 (See Note 2 of the notes to unaudited consolidated financial statements). Historically, the compensation expense recognized related to stock options under this APB No. 25 has been minimal. As a result, adoption of the provisions of SFAS 123R is expected to have an impact to reported net income and earnings per share as described in Note 2.
     In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB 107”) regarding the Staff’s interpretation of SFAS 123(R). This interpretation expresses the views of the Staff regarding the interaction between SFAS 123(R) and certain SEC rules and regulations and provides the Staff’s views regarding the valuation of share-based payment arrangements by public companies. In particular, this SAB provides guidance related to share-based payment transactions with non-employees, the transition from nonpublic to public entity status, valuation methods, the accounting for certain redeemable financial instruments issued under share-based payment arrangements, the classification of compensation expense, non-GAAP financial measures, first time adoption of SFAS 123(R) in an interim period, capitalization of compensation cost related to share-based payment arrangements, the accounting for income tax effects of share-based payment arrangements upon adoption of SFAS 123(R), the modification of employee share options prior to adoption of SFAS 123(R) and disclosures in Management’s Discussion and Analysis subsequent to adoption of SFAS 123(R). The Company adopted SAB 107 in connection with its adoption of SFAS 123(R) with no impact to its financial condition or results of operations.
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
     As of December 31, 2005, the Company had $6.2 million in borrowings bearing interest at a rate equal to the one-month LIBOR plus 2%, adjusted monthly; therefore, the Company was exposed to market risk from changes in the one-month LIBOR rate during the first quarter of 2006. However, on May 5, 2006, the Company executed a cash flow hedging instrument (interest rate swap) to minimize interest rate fluctuation risk to convert all of the interest associated with this debt to a fixed rate of 7.75% through the maturity of the note payable. One-month LIBOR plus 2% was 7.08% on the date the swap was executed. The remainder of the Company’s long-term debt portfolio is financed with fixed rate debt, primarily in the form of capital leases.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control during the quarter ended April 1, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Item 1A. Risk Factors
     During the first quarter of 2006, there have been no significant changes to the risk factors affecting the Company’s businesses that were discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
          None
     Item 3 Defaults Upon Senior Securities
          Not Applicable
     Item 4 Submission of Matters to a Vote of Security Holders
          None
     Item 5 Other Information
          None
     Item 6 Exhibits
10.32	Employment Agreement dated April 4, 2006 by and between Lattimore M. Michael and Back Yard Burgers, Inc. (incorporated herein by reference to the Registrant’s Form 8-K previously filed with the Commission on April 5, 2006.)

31.1	Certification by the Chief Executive Officer

31.2	Certification by the Chief Financial Officer

32.1	Certification by the Chief Executive Officer

32.2	Certification by the Chief Financial Officer

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BACK YARD BURGERS, INC.

Date: May 16, 2006	By:	/s/ Lattimore M. Michael

Lattimore M. Michael
Chairman and Chief Executive Officer

Date: May 16, 2006	By:	/s/ Michael G. Webb

Michael G. Webb
Chief Financial Officer