Form 10-Q
period 2006-07-01
BACK YARD BURGERS INC
filed 2006-08-15
CIK 901495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006

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
(901) 367-0888
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class - Common stock, par value $.01 per share
Outstanding at August 7, 2006 – 5,105,523

BACK YARD BURGERS, INC.

Back Yard Burgers, Inc.
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	Unaudited
	July 1,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$6,259	$3,602
Receivables, less allowance for doubtful accounts of $187 and $153	768	786
Inventories	251	281
Income taxes receivable	113	268
Current deferred tax asset	198	193
Prepaid expenses	347	186

Total current assets	7,936	5,316
Property and equipment, at depreciated cost	21,918	23,035
Goodwill	1,506	1,751
Noncurrent deferred tax asset	795	871
Notes receivable	73	73
Other assets	595	595

Total assets	$32,823	$31,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,439	$1,295
Accrued expenses	2,103	1,734
Reserve for closed stores	—	15
Current installments of long-term debt	1,005	966

Total current liabilities	4,547	4,010
Long-term debt, less current installments	9,478	9,999
Deferred franchise and area development fees	1,222	1,441
Other deferred income	311	276
Other deferred liabilities	587	613

Total liabilities	16,145	16,339

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,269 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 5,103,938 and 4,940,151 shares issued and outstanding	51	49
Paid-in capital	12,088	11,507
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	4,567	3,774

Total stockholders’ equity	16,678	15,302

Total liabilities and stockholders’ equity	$32,823	$31,641

See accompanying notes to unaudited consolidated financial statements

Back Yard Burgers, Inc.
Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Revenues:
Restaurant sales	$9,686	$9,072	$18,618	$17,280
Franchise and area development fees	204	146	290	311
Royalty fees	1,245	1,038	2,380	1,969
Advertising fees	314	271	611	515
Other	246	210	437	339

Total revenues	11,695	10,737	22,336	20,414

Expenses:
Cost of restaurant sales	3,120	2,951	6,117	5,590
Restaurant operating expenses	4,646	4,275	8,936	8,270
General and administrative	1,634	1,579	3,382	3,633
Advertising	668	713	1,353	1,267
Depreciation	543	515	1,094	1,078
Other operating (income)/expense	—	—	(162)	—

Total expenses	10,611	10,033	20,720	19,838

Operating income	1,084	704	1,616	576

Interest income	16	7	23	13
Interest expense	(198)	(104)	(387)	(212)
Other, net	(24)	(23)	(47)	(44)

Income before income taxes	878	584	1,205	333

Income taxes	302	180	412	92

Net income	$576	$404	$793	$241

Earnings per share:
Basic	$0.11	$0.08	$0.16	$0.05

Diluted	$0.11	$0.08	$0.15	$0.05

Weighted average number of common shares and common equivalent shares outstanding:
Basic	5,022	4,806	4,982	4,798

Diluted	5,151	5,107	5,128	5,121

See accompanying notes to unaudited consolidated financial statements

Back Yard Burgers, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	July 1,	July 2,
	2006	2005
Cash flows from operating activities:
Net income	$793	$241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,094	1,078
Deferred income taxes	71	(202)
Modification of stock plan	—	511
Tax benefit of modification of stock plan	—	(153)
Stock based compensation expense	51	—
Provision for losses on receivables	34	(12)
Gain on sale of assets	(162)	—
Changes in assets and liabilities:
Receivables	(16)	(110)
Inventories	30	13
Prepaid expenses	(161)	(280)
Other assets	—	(24)
Accounts payable and accrued expenses	523	249
Reserve for closed stores	(15)	—
Income taxes receivable / payable	155	137
Other deferred liabilities	(26)	(3)
Other deferred income	35	7
Deferred franchise and area development fees	(219)	104

Net cash provided by operating activities	2,187	1,556

Cash flows from investing activities:
Additions to property and equipment	(538)	(271)
Proceeds from sale of property and equipment	958	—

Net cash provided by (used in) investing activities	420	(271)

Cash flows from financing activities:
Issuance of stock	532	31
Principal payments on long-term debt	(482)	(390)

Net cash provided by (used in) financing activities	50	(359)

Net increase in cash and cash equivalents	2,657	926
Cash and cash equivalents:
Beginning of period	3,602	2,320

End of period	$6,259	$3,246

Noncash investing and financing activities
Property acquired with a capital lease	$—	$646

Stock option plan (Note 2)	$—	$358

Supplemental disclosure of cash flow information:
Income taxes paid	$24	$310

Interest paid	$378	$212

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
     The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 2005 included in the Company’s 2005 Form 10-K.
     The financial statements include the accounts of Back Yard Burgers, Inc. and its wholly-owned subsidiaries, Little Rock Back Yard Burgers, Inc., Atlanta Burgers BYB Corporation and BYB Properties, Inc. All significant intercompany transactions have been eliminated.
     The results of operations for the current thirteen and twenty-six week periods are not necessarily indicative of the results to be expected for the full year.
     The Company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to December 31. Both fiscal years 2005 and 2006 are 52 week years.
Other Revenue.
     Other revenue is primarily comprised of sales of proprietary food products to franchisees, payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of our franchisees, and other miscellaneous revenues. Revenue from sales of proprietary food products is recognized when the products are shipped. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company.
Preopening costs
     The Company expenses preopening costs as incurred. Preopening costs expensed for the twenty-six weeks ended July 1, 2006 were approximately $6,000. There were no preopening costs expensed for the twenty-six weeks ended July 2, 2005
Recent Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize the impact of a tax position in our financial statements if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of the Company’s 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its financial statements.

NOTE 2 — STOCK-BASED EMPLOYEE COMPENSATION
     Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Accordingly, no compensation expense was normally recognized for stock-based compensation other than for the January 7, 2005 stock option modification discussed below. On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123, revised 2004 (“FAS 123(R)”). The Company elected to use the modified prospective method of adoption and thus prior period amounts have not been restated. Under the modified prospective method, the remaining grant date fair value of unvested awards will be expensed through earnings over the remaining vesting period.
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
     In May 2002, the Board of Directors of the Company and the shareholders authorized the adoption of an Equity Incentive Plan (“EIP”) for the Company’s employees and directors. An aggregate of 225,000 shares of common stock may be granted under the EIP. In 2004, the plan was amended with shareholder approval to (i) increase the number of shares of common stock that may be issued under the Plan by 400,000 shares from 225,000 shares to 625,000 shares, and (ii) provide that the Board may not materially amend the Plan without the approval of the Company’s stockholders. As of July 1, 2006, there were 373,000 options available under the EIP for future grants. Options granted under the EIP may be designated by the Compensation Committee of the Board of Directors as Incentive Stock Options or Non-Qualified Stock Options. Non-Qualified Stock Options granted under the EIP may be granted at a price less than fair market value of the common stock on the grant date. Incentive Stock Options granted under the EIP may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate number of shares for which Awards are granted to any employee during any calendar year may not exceed 35,000. The term of the options shall be set by the Compensation Committee of the Board of Directors and shall not be more than ten years from the date of grant.
     Additionally, under the EIP, the Compensation Committee of the Board of Directors may award Restricted Stock and/or stock appreciation rights (SARs) to selected employees. The Company has not issued any Restricted Stock or SAR’s.

A summary of activity in the above option plans for the twenty-six weeks ended July 1, 2006 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of period	559,846	$3.77
Granted	—	—
Exercised	(161,100)	2.22
Cancelled	(46,220)	5.77

Outstanding at end of period	352,526	4.22	6.3	$529,414

Exercisable at end of period	315,466	4.13	6.0	$521,283

Cash received on options exercised during the twenty-six weeks ended July 1, 2006 was approximately $520,000 (including excess tax benefits of $162,000) with an intrinsic value of approximately $412,000. Cash received on options exercised during the twenty-six weeks ended July 2, 2005, was approximately $21,000 with an intrinsic value of approximately $124,000. At July 1, 2006, there was approximately $64,500 of unrecognized compensation cost, net of expected forfeitures, related to stock options that are expected to be recognized over a period of one year. There were no option modifications during the twenty-six weeks ended July 1, 2006. On January 7, 2005, the Company elected, upon the resignation of an officer/director, to extend the maturity date of 113,720 options from 90 days to one year. The 2005 income statement reflects an after tax non-cash charge under APB 25 of $358,000 (net of a tax benefit of $153,000) related to this modification as re-measured using the intrinsic method, which is added back for purposes of the pro forma disclosures. The FAS 123 pro forma expense includes an after tax charge of approximately $9,000 for the modification by measuring the incremental increase in the fair value of the options. The incremental increase in fair value of the options was measured by comparing value immediately before the terms were modified and the value of the modified options.
     The fair value of option grants is estimated on the date of grant using the Black-Scholes-Merton model that uses the following assumptions: (1) Expected volatility is based on historical volatility of the Company’s stock and other factors. (2) The Company uses historical data to estimate the option’s expected term. (3) The risk-free rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the first or second quarters of 2006 or 2005.
     In May 1995, the Board of Directors of the Company and the shareholders authorized the adoption of an Employee Stock Purchase Plan (“ESPP”) for the Company’s employees. An aggregate of 225,000 shares of common stock may be issued under the ESPP. Shares purchased under the ESPP are sold to participants at 85% of the market price and the maximum number of shares that can be purchased by a participant is 1,000 shares per quarter. The ESPP shall continue in effect through May 31, 2010. During the first twenty-six weeks of 2006 and 2005, 2,687 and 2,353 shares, respectively, were purchased under the ESPP. As of July 1, 2006, a total of 134,372 shares have been purchased under the ESPP since its inception in May 1995. The 15% discount to market value prior to adopting FAS 123(R) was recognized as a pro forma expense, while after adoption the discount is recognized through earnings. Other than the purchase price discount, the ESPP otherwise does not contain compensatory features.
     The expense recognized in earnings for the second quarter 2006 under the option plans and ESPP was approximately $19,000 and $1,000, as compared to $27,000 and $1,000 included in pro forma earnings in the second quarter 2005. A related tax benefit of $2,000 was recognized in the second quarter 2006 as compared to a $10,000 benefit included in pro forma earnings in the second quarter 2005.

     The expense recognized in earnings for the twenty-six weeks ended July 1, 2006 under the option plans and ESPP was approximately $51,000 and $2,000, as compared to $54,000 and $2,000 included in pro forma earnings in the twenty-six weeks ended July 2, 2005. A related tax benefit of $7,000 was recognized in the twenty-six weeks ended July 1, 2006 as compared to a $20,000 benefit included in pro forma earnings in the twenty-six weeks ended July 2, 2005. Excess tax benefits of $153,000 will be realized in the Company’s 2006 tax return from disqualifying dispositions and $9,000 from the exercise of non-qualified stock options that have occurred during the twenty-six weeks ended July 1, 2006. Excess tax benefits are recorded as an increase to paid-in capital.
     The Company’s practice is to issue shares from authorized but unissued shares to satisfy option exercises and employee stock purchases.
     Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense is normally recognized for its stock-based compensation other than for the January 7, 2005 modification discussed above. Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s operating results for the thirteen and twenty-six weeks ended July 2, 2005 on a pro forma basis would be as follows (in thousands, except per share data):

	Unaudited	Unaudited
	Thirteen Weeks	Twenty-Six
	Ended	Weeks Ended
	July 2, 2005	July 2,2005
Net income, as reported	$404	$241
Add: Expense recognized, net of tax	—	358

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	(18)	(36)

Pro forma net income	386	563

Earnings per share:
Basic — as reported	0.08	0.05

— pro forma	0.08	0.12

Diluted — as reported	0.08	0.05

— pro forma	0.08	0.11

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
COMPUTATION OF INCOME PER SHARE
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Net Income	$576	$404	$793	$241

Weighted average number of common shares outstanding during the period	5,022	4,806	4,982	4,798

Basic income per share	$0.11	$0.08	$0.16	$0.05

Weighted average number of common shares outstanding during the period	5,022	4,806	4,982	4,798
Preferred shares convertible to common shares	20	20	20	20
Stock options	109	281	126	303

	5,151	5,107	5,128	5,121

Diluted income per share	$0.11	$0.08	$0.15	$0.05

The calculation of diluted income per share excluded 81,000 and 125,000 stock options, respectively, for the thirteen weeks ended July 1, 2006, and July 2, 2005 and 192,500 and 76,000 stock options, respectively, for the twenty-six weeks ended July 1, 2006, and July 2, 2005, as their effect would be anti-dilutive.
NOTE 4 — DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES
     In addition to offering single unit franchise agreements, the Company also promotes franchisees to enter into area development agreements. The area development agreement grants to the franchisee the exclusive right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic territory and thereafter to operate each restaurant in accordance with the terms and conditions of the franchise agreement. The franchise agreement grants an exclusive license at a specified location to operate a restaurant in accordance with the Back Yard Burgers system and to utilize the Company’s trademarks, service marks and other rights of the Company relating to the sale of its menu items. At July 1, 2006 deferred fees received for certain franchise and area development rights, net of commissions paid, include amounts sold during the following years (in thousands):

2006	$81
2005	208
Previous years	933

$1,222

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
NOTE 7 — OFF-BALANCE SHEET ARRANGEMENTS
     At July 1, 2006, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of July 1, 2006, was approximately $473,000. The term of the guarantee is through August 13, 2023, the maturity date of the loan. If the franchisee ceases to make note payments, the Company may be required to make note payments until the collateral is liquidated. The guarantee provides for no limitation to the maximum potential future payments under the guarantee; however, the estimated maximum potential future payments are approximately $473,000, which represents the principal balance of the note payable as of July 1, 2006, plus interest. The Company currently has no liability recorded in its financial statements for the guarantor’s obligations under the guarantee. There are no recourse provisions in the guaranty agreement; however, the Company believes its potential loss contingencies are minimal since the loan is collateralized with assets whose estimated fair value is greater that the amount of debt outstanding, and based on the fact that current cash flows of the restaurant, if acquired through default, would be adequate to cover the debt payments.
NOTE 8 — GAIN ON SALE OF ASSETS
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
     As of July 1, 2006, the Back Yard Burgers system included 174 restaurants, of which 42 were Company-operated and 132 were franchised. Unit activity for the twenty-six weeks ended July 1, 2006 included ten franchised store openings. In addition, six franchised stores and one Company-operated restaurant closed during the twenty-six weeks ended July 1, 2006.
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

	Twenty-Six Weeks Ended
	(Unaudited)
	July 1,	July 2,
	2006	2005
Revenues
Restaurant sales	83.3%	84.7%
Franchise and area development fees	1.3	1.5
Royalty fees	10.7	9.6
Advertising fees	2.7	2.5
Other	2.0	1.7

Total revenues	100.0%	100.0%

Costs and Expenses
Cost of restaurant sales (1)	32.9%	32.3%
Restaurant operating expenses (1)	48.0	47.9
General and administrative	15.1	17.8
Advertising	6.1	6.2
Depreciation	4.9	5.3
Gain on sale of assets	(0.7)	—
Operating income	7.2	2.8
Interest income	0.1	0.1
Interest expense	(1.7)	(1.0)
Other, net	(.2)	(.2)
Income before income taxes	5.4	1.6
Income taxes (2)	(34.2)	(27.6)
Net income	3.6	1.2

	Twenty-Six Weeks Ended
	(Unaudited)
	July 1,	July 2,
	2006	2005
	($000’s)
Average annual sales per restaurant open for a full year (3)
Company-operated	$865	$819
Franchised	$860	$834
System average annual sales per restaurant open for a full year	$861	$828

Number of restaurants open
Company-operated	42	41
Franchised	132	119

Total	174	160

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

(3)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

Comparison of the Company’s Results for the Thirteen Weeks Ended July 1, 2006 and July 2, 2005.
     Restaurant sales increased $614,000, or 6.8%, to $9,686,000 during the thirteen weeks ended July 1, 2006, from $9,072,000 for the year-earlier period. The increase was primarily due to the net addition of five company-operated restaurants and the divestiture of four lower-volume company-operated restaurants since July 2, 2005. The remainder of the increase was due to same-store sales at Company-operated restaurants open for more than eighteen months increasing by 1.6% since the year-earlier period, resulting in higher sales of approximately $35,000. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.
     Franchise and area development fees increased by $58,000 to $204,000 for the thirteen weeks ended July 1, 2006, compared with $146,000 in the year-earlier period. Five new franchise stores opened during the thirteen weeks ended July 1, 2006 compared with seven new franchised stores opened during the thirteen weeks ended July 2, 2005. The company cancelled three area development agreements during the second quarter of 2006 due to lack of development and recognized approximately $103,000 in area development fees as a result of these cancellations. These area development agreements represented commitments to develop 42 stores over the next six years, including a 37-store development agreement with Black Angus Burgers, Inc. The development agreement with Black Angus Burgers was originally executed in May 2002 and was for 40 stores.
     Royalty fees increased 19.9% to $1,245,000 during the thirteen week period ended July 1, 2006, compared with $1,038,000 during the second quarter of 2005. The increase is the result of an increase in franchised sales upon which the fees are based. Franchise restaurant sales increased to approximately $31.4 million during the thirteen weeks ended July 1, 2006 from approximately $25.2 million during the year-earlier period. The increase in franchised restaurant sales was due to a net unit growth of thirteen franchised stores since July 2, 2005.
     Advertising fees increased 15.9% to $314,000 during the thirteen week period ended July 1, 2006, from $271,000 during the second quarter of 2005. The increase is primarily due to the increase in franchised restaurant sales, upon which a portion of the fee is based. The portion of these fees that are based on sales is a 1% of sales National Advertising Fund fee (See Note 6 of the notes to unaudited consolidated financial statements). As part of the standard franchise agreement, each operating unit contributes 1% of its sales to a National Advertising Fund. Franchise restaurant sales increased to approximately $31.4 million during the thirteen weeks ended July 1, 2006 from approximately $25.2 million during the year-earlier period. The increase in franchised restaurant sales was due to a net unit growth of thirteen franchised stores since July 2, 2005. Also included in advertising fees are monies collected from franchisees for direct mail advertising in addition to the 1% National Advertising Fee. During the thirteen weeks ended July 1, 2006, the Company recognized no revenue associated with direct mail advertising funds, and in the year-earlier period, the Company recognized approximately $10,000.
     Other revenues is primarily comprised of sales of proprietary food products to franchisees and payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of our franchisees. Revenue from sales of proprietary food products is recognized when the products are shipped. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors. The Company also includes other miscellaneous revenues in other revenue. Other revenues increased by $36,000 to $246,000 during the thirteen week period ended July 1, 2006 from $210,000 during the second quarter of 2005 primarily due to higher contributions from certain vendors to the National Advertising Funds based upon purchasing volumes of our franchisees.

     Cost of restaurant sales, consisting of food and paper costs, totaled $3,120,000 for the thirteen weeks ended July 1, 2006, and $2,951,000 during the year-earlier period, decreasing as a percentage of restaurant sales to 32.2% from 32.5%. The decrease in cost of restaurant sales as a percentage of restaurant sales is primarily due to a reduction in beef costs of approximately 16.0% from the year earlier period. The reduction in beef costs was partially offset by cost increases for other food and paper costs, driven primarily by fuel surcharges.
     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $4,646,000 for the thirteen weeks ended July 1, 2006, from $4,275,000 in the same prior year period, increasing as a percentage of restaurant sales to 48.0%, from 47.1% for the year-earlier period. The increase as a percentage of restaurant sales is primarily due to a 0.7% increase in labor costs as a percentage of restaurant sales from the year-earlier period and a 1.0% increase in other operating costs as a percentage of restaurant sales, primarily utilities and repairs and maintenance. These increases were offset by a decrease of 0.8% in rent as a percentage of restaurant sales due to the acquisition of four properties in the fourth quarter of 2005 that were previously leased.
     General and administrative costs increased $55,000 to $1,634,000 for the thirteen weeks ended July 1, 2006 from $1,579,000 in the year-earlier period. The increase is primarily due to an increase in corporate personnel costs of approximately $47,000 since the year-earlier period, of which approximately $20,000 of the increase relates to the Company’s adoption of SFAS 123 (Revised), “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations (See Note 2 of the notes to unaudited consolidated financial statements). The remainder of the increase was due to increased spending for franchisee support and other miscellaneous general and administrative costs incurred by the Company during the second quarter of 2006.
     Advertising expense, which decreased to $668,000 for the thirteen weeks ended July 1, 2006, from $713,000 in the same period in 2005, decreased as a percentage of total revenues to 5.7% for the thirteen weeks ended July 1, 2006, from 6.6% in the year-earlier period. The Company spent approximately 4.1% of net restaurant sales at company-operated stores on local store advertising, including media and print advertising in the three markets in which the company-operated restaurants are located during the second quarter of 2006 compared with 5.0% in the year-earlier period. In addition, all stores (both company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund (see Note 6 of the notes to unaudited consolidated financial statements). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues is related to the spending for local store advertising for Company-operated restaurants, the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.
     Depreciation expense increased by $28,000 to $543,000 for the thirteen weeks ended July 1, 2006, from $515,000. Since July 2, 2005, the Company has spent approximately $8.9 million for fixed assets additions; however, the additional depreciation associated with the addition of these assets was partially offset by other assets, primarily furniture, fixtures and equipment, becoming fully depreciated since July 2, 2005 as well as the disposal of the assets related to four company-operated locations since the year-earlier period.
     Interest expense increased by $94,000 to $198,000 for the thirteen weeks ended July 1, 2006, from $104,000 in the year-earlier period, primarily due to the increase in debt outstanding to $10,483,000 as of July 1, 2006 from $5,156,000 as of July 2, 2005.

     Other net expense was $24,000 for the thirteen weeks ended July 1, 2006, remaining relatively flat compared with a net expense of $23,000 in the year-earlier period. Included in this category is other miscellaneous income and expenses, and these income and expense categories were relatively consistent during the thirteen weeks ended July 1, 2006, and the year-earlier period.
Comparison of the Company’s Results for the Twenty-Six Weeks Ended July 1, 2006 and July 2, 2005
     Restaurant sales increased $1,338,000, or 7.7%, to $18,618,000 during the twenty-six weeks ended July 1, 2006, from $17,280,000 for the year-earlier period. The increase was primarily due to the net addition of five company-operated restaurants and the divestiture of four lower-volume company-operated restaurants since July 2, 2005. The remainder of the increase was due to same-store sales at Company-operated restaurants open for more than eighteen months increasing by 1.6% since the year-earlier period, resulting in higher sales of approximately $268,000. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.
     Franchise and area development fees decreased by $21,000 to $290,000 for the twenty-six weeks ended July 1, 2006, compared with $311,000 in the year-earlier period. Ten new franchise stores opened during the twenty-six weeks ended July 1, 2006 resulting in franchise and area development fees of $187,000, compared with fifteen new franchised stores opened in the year-earlier period, resulting in franchise fees of $311,000. During the second quarter of 2006, the Company also cancelled three area development agreements due to lack of development and recognized approximately $103,000 in area development fees as a result of these cancellations. These area development agreements represented commitments to develop 42 stores over the next six years, including a 37-store development agreement with Black Angus Burgers, Inc. The development agreement with Black Angus Burgers was originally executed in May 2002 and was for 40 stores.
     Royalty fees increased 20.9% to $2,380,000 during the twenty-six weeks ended July 1, 2006, compared with $1,969,000 during the twenty-six weeks ended July 2, 2005. The increase is the result of an increase in franchised sales upon which the fees are based. Franchise restaurant sales increased to approximately $60.9 million during the twenty-six weeks ended July 1, 2006 from approximately $48.2 million during the year-earlier period. The increase in franchised restaurant sales was due to a net unit growth of thirteen franchised stores since July 2, 2005.
     Advertising fees increased 18.6% to $611,000 during the twenty-six week period ended July 1, 2006, from $515,000 during the year-earlier period. The increase is primarily due to the increase in franchised restaurant sales, upon which a portion of the fee is based. The portion of these fees that are based on sales is a 1% of sales National Advertising Fund fee (See Note 6 of the notes to unaudited consolidated financial statements). As part of the standard franchise agreement, each operating unit contributes 1% of its sales to a National Advertising Fund. Franchise restaurant sales increased to approximately $60.9 million during the twenty-six weeks ended July 1, 2006 from approximately $48.2 million during the year-earlier period. The increase in franchised restaurant sales was due to a net unit growth of thirteen franchised stores since July 2, 2005. Also included in advertising fees are monies collected from franchisees for direct mail advertising in addition to the 1% National Advertising Fee. During the twenty-six weeks ended July 1, 2006, the Company recognized no revenue associated with direct mail advertising funds, and in the year-earlier period, the Company recognized approximately $23,000.

     Other revenues is primarily comprised of sales of proprietary food products to franchisees and payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of our franchisees. Revenue from sales of proprietary food products is recognized when the products are shipped. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors. The Company also includes other miscellaneous revenues in other revenue. Other revenues increased by $98,000 to $437,000 during the twenty-six week period ended July 1, 2006 from $339,000 during the twenty-six weeks ended July 1, 2006 primarily due to higher contributions from certain vendors to the National Advertising Funds based upon purchasing volumes of our franchisees.
     Cost of restaurant sales, consisting of food and paper costs, totaled $6,117,000 for the twenty-six weeks ended July 1, 2006, and $5,590,000 during the year-earlier period, increasing as a percentage of restaurant sales to 32.9% from 32.3%. The increase in cost of restaurant sales as a percentage of restaurant sales is due to promotions implemented by the Company during the first quarter of 2006 offering certain sandwich items at a discounted price in efforts to increase guest traffic and sales at Company-operated restaurants. The increase in cost of restaurant sales as a percentage of sales associated with these efforts was partially offset by an approximate 11.4% reduction in the cost of beef during the twenty-six week period ended July 1, 2006.
     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $8,936,000 for the twenty-six weeks ended July 1, 2006, from $8,270,000 in the year-earlier period, increasing slightly as a percentage of restaurant sales to 48.0%, from 47.9% for the year-earlier period. The increase as a percentage of restaurant sales is primarily due to a 0.2% increase in labor costs as a percentage of restaurant sales from the year-earlier period and a 0.7% increase in other operating costs as a percentage of restaurant sales, primarily utilities and repairs and maintenance. These increases were partially offset by a decrease of 0.8% in rent as a percentage of restaurant sales due to the acquisition of four properties in the fourth quarter of 2005 that were previously leased.
     General and administrative costs decreased $251,000 to $3,382,000 for the twenty-six weeks ended July 1, 2006 from $3,633,000 in the year-earlier period. The decrease is primarily due to the fact that during the first quarter of 2005, the Company recorded a $511,000 charge relating to the extension of the maturity date of certain stock options during the year-earlier period, for which there was no comparable charge during the current year. This decrease was partially offset by an increase in corporate personnel costs of approximately $210,000 since the year-earlier period, of which $90,000 relates to severance costs associated with the resignation of the Company’s former president during the first quarter of 2006. An additional $52,000 of the $210,000 personnel costs increases relates to the Company’s adoption in the first quarter of 2006 of SFAS 123 (Revised), “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations (See Note 2 of the notes to unaudited consolidated financial statements). The remainder of the increase was due to increased spending for franchisee support and other miscellaneous general and administrative costs incurred by the Company during the twenty-six weeks ended July 1, 2006.
     Advertising expense which increased to $1,353,000 for the twenty-six weeks ended July 1, 2006, from $1,267,000 in the same period in 2005, remained relatively flat as a percentage of total revenues to 6.1% compared with 6.2% in the year-earlier period. The Company spent approximately 4.5% of net restaurant sales at company-operated stores on local store advertising, including media and print advertising in the three markets in which the company-operated restaurants are located during the twenty-six weeks ended July 1, 2006 compared with 5.0% in the year-earlier period. In addition, all stores (both company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund (see Note 6 of the notes to unaudited consolidated financial statements). Of these advertising fees, the

Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues is related to the spending for local store advertising for Company-operated restaurants, the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.
     Depreciation expense increased by $16,000 to $1,094,000 for the twenty-six weeks ended July 1, 2006, from $1,078,000 in the same period in 2005. Since July 2, 2005, the Company has spent approximately $8.9 million for fixed assets additions; however, the additional depreciation associated with the addition of these assets was partially offset by other assets, primarily furniture, fixtures and equipment, becoming fully depreciated since July 2, 2005 as well as the disposal of the assets related to four company-operated locations since the year-earlier period.
     Other operating (income) was $162,000 during the twenty-six weeks ended July 1, 2006, compared with zero in the year-earlier period. The $162,000 was a gain on the sale of a Company-operated restaurant during the first quarter of 2006 (See Note 8).
     Interest expense increased by $175,000 to $387,000 for the twenty-six weeks ended July 1, 2006, from $212,000 in the year-earlier period, primarily due to the increase in debt outstanding to $10,483,000 as of July 1, 2006 from $5,156,000 as of July 2, 2005.
     Other, net expense was $47,000 for the twenty-six weeks ended July 1, 2006, remaining relatively flat compared with a net expense of $44,000 in the year-earlier period. Included in this category are franchise tax expense and other miscellaneous income and expenses, and these income and expense categories were relatively consistent during the twenty-six weeks ended July 1, 2006, and the year-earlier period.
Impairment of Long-Lived Assets
     The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, at the beginning of 2002. We assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At each balance sheet date, the Company assesses whether there has been impairment in the value of all long-lived assets by determining whether projected undiscounted future cash flows from operations for each restaurant, as defined in SFAS No. 144, exceed its net book value as of the assessment date. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired. No impairment charges were recorded by the Company during the twenty-six weeks ended July 1, 2006 or the year-earlier period.
     During the fourth quarter of 2005, the Company recorded a $15,000 lease reserve related to a closed store as noted above, and as of December 31, 2005, the accrual for future lease obligations for closed stores remained $15,000. These lease obligations were paid during the first quarter of 2006; therefore, the company had no reserve for closed stores as of July 1, 2006.
Off-Balance Sheet Arrangements
     At July 1, 2006, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of July 1, 2006, was approximately $473,000. The term of the guarantee is through August 13, 2023, the maturity date of the loan. If the franchisee ceases to make note payments, the Company may be required to make note payments until the collateral is liquidated. The guarantee provides for no limitation to the maximum potential future payments under the guarantee; however, the estimated maximum potential future payments are approximately $473,000, which represents the principal balance of the note payable as of July 1, 2006. The Company currently has no liability recorded in its financial statements for the guarantor’s obligations under the guarantee. There are no recourse provisions in the guaranty agreement; however, the Company believes its potential loss contingencies are minimal since the loan is collateralized with assets whose estimated fair value is greater that the amount of debt outstanding, and based on the fact that current cash flows of the restaurant, if acquired through default, would be adequate to cover the debt payments.

Liquidity and Capital Resources
     Cash from operations for the Company is primarily affected by net earnings adjusted for non-cash expenses which consist primarily of depreciation. Depreciation totaled $1,094,000 for the twenty-six weeks ended July 1, 2006 and $1,078,000 for the year-earlier period. Cash provided by operations for the twenty-six weeks ended July 1, 2006, was $2,187,000 compared with $1,556,000 in the year-earlier period. The increase is primarily related to and increase in net income to $793,000 for the twenty-six weeks ended July 1, 2006 from $241,000 in the year-earlier period, a reduction of deferred tax assets of $71,000 during the current year compared with a $202,000 increase in the year earlier period and an increase in accounts payable and accrued expenses of $523,000 during the current year compared with an increase of $274,000 in the year-earlier period. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment.
     Capital expenditures totaled $538,000 for the twenty-six weeks ended July 1, 2006 and $271,000 for the year-earlier period. Generally, the Company constructs its restaurant buildings on leased properties for Company-operated restaurants. The average monthly lease cost for the 12 Company-operated restaurants on leased sites at July 1, 2006 is approximately $3,700 per month. For the 17 restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $5,800.
     During the twenty-six weeks ended July 1, 2006, the Company also received proceeds of approximately $958,000 from the sale of two Company-operated restaurants. The Company had no asset sales or related proceeds during the year earlier period. As of July 1, 2006, the Company had total long-term debt of $10,483,000 and unused lines of credit and loan commitments of potential additional borrowings of $2,500,000.
     During the twenty-six weeks ended July 1, 2006, the Company had cash flows of $532,000 from the issuance of stock compared with $31,000 in the year-earlier period. This increase is primarily due to the cash received from the exercise of 161,100 stock options during the twenty-six weeks ended July 1, 2006 compared with the cash received from the exercise of 25,500 stock options in the year-earlier period along with a related tax benefit of $162,000 from disqualifying dispositions of ISO’s and the exercise of non-qualified stock options during the twenty-six weeks ended July 1, 2006 compared with no benefit in the year-earlier period.
     As of July 2, 2005, the Company had total long-term debt of $5,156,000. No long-term debt commitments or loan draws were made by the Company during the twenty-six weeks ended July 1, 2006 or the twenty-six weeks ended July 2, 2005. In the fourth quarter of 2005, the Company borrowed $6,200,000 to acquire four restaurants in Florida and to purchase the real property of four additional restaurants, previously leased by the Company. The Company estimates total debt service for fiscal year 2006 will be approximately $1.8 million (including $1,016,000 in principal payments and $784,000 in interest payments) based on its current debt structure and anticipates funding this debt service with cash on hand and cash flow from operations.
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
     The Company has budgeted capital expenditures of approximately $3.5 to $4.0 million in fiscal year 2006, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of two additional Company-operated restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems. As of July 1, 2006, the Company had spent approximately $538,000 of these budgeted capital expenditures. The Company expects to fund these capital expenditures with cash on hand in addition to cash flow from operations and borrowings under the loan agreement entered in February of 2003; however, additional financing may be required to fund these expenditures.

Seasonality and Inflation
     While the Company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the twenty-six weeks ended July 1, 2006. Increases in food, labor or other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.
Conversion of Preferred Stock
     In accordance with the provisions of the Company’s Certificate of Incorporation regarding preferred stock, as a result of the Company’s having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The Company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of July 1, 2006, only 19,269 shares have yet to be converted.
Known Trends and Uncertainties
     The Company’s business is substantially dependent on the costs of beef and chicken. During the twenty-six weeks ended July 1, 2006, the cost of beef decreased approximately 11.4% from the prior year while the cost of chicken was relatively stable. While the Company expects that favorable trends in the cost of beef and chicken will continue in the short term, the Company has experienced increases in commodity costs in the past and expects such increases to continue in the long term. It may be difficult to raise menu prices to fully cover any future cost increases, but to the extent permitted by competition, we may implement menu price increases if deemed necessary. Additional margin improvements may have to be made through operational improvements, equipment advances and increased volumes to help offset these cost increases, due to the competitive state of the quick-service restaurant industry.
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
     Company-operated same-store sales increased 1.6% and franchised same-store sales increased 2.0% during the twenty-six weeks ended July 1, 2006. Average per-store annual unit sales volumes (‘Average Unit Volumes”) were $865,000 at Company-operated stores and $860,000 at franchised stores as of July 1, 2006. The Company will continue with its marketing strategy of enhancing the Company’s points of differentiation and further positioning the Company as a premium fast-food provider. Management intends to continue testing new, bold-flavored premium product offerings and modifying existing menu offerings in order to drive positive trends for same-store sales and average unit volumes, both of which are key performance indicators in our industry. The Company will also continue to explore potentially extending operational hours at both Company-operated and franchised stores to accomplish these goals as well. By continuing to improve in these areas, the Company intends to offset some of the potential negative financial impacts of the other trends and uncertainties listed above.

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
     The Company calculates royalty and advertising fee income each week based upon amounts reported by franchisees and provides for estimated losses for revenues that are not likely to be collected. The Company maintains these allowances for doubtful accounts for estimated losses resulting from the inability of our franchisees and other borrowers to make required payments. If the financial conditions of our franchisees, customers or other borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.
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
     The Company also earns income from certain vendors based on purchases made by our franchisees from those vendors for which the Company has no associated cost. The Company records this income as other revenues in its statement of operations. This income is earned and recognized as the related inventory products are purchased by the franchisees.
Long-Lived Assets:
     The restaurant industry is capital intensive. The Company has approximately 67% of its total assets invested in property and equipment. The Company capitalizes only those costs that meet the definition of capital assets under generally accepted accounting principles. Accordingly, repairs and maintenance costs that do not extend the useful life of the asset are expensed as incurred.
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
     Due to the fact that the Company invests a significant amount in the construction or acquisition of new restaurants, the Company has risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. We assess the potential impairment of long-lived assets quarterly whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. The Company periodically performs this test on each of our restaurants to evaluate whether impairment exists. Factors influencing our judgment include the age of the restaurant (new restaurants have significant start up costs which impede a reliable measure of cash flow), estimation of future restaurant performance and estimation of restaurant fair value. Due to the fact that the management can specifically evaluate impairment on a restaurant by restaurant basis, the Company has historically been able to identify impaired restaurants and record the appropriate adjustment.
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
Deferred Income Taxes:
     The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $722,000 valuation allowance recorded on the Company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.
Leases:
     When determining the lease term for purposes of recording depreciation and rent or for evaluating whether a lease is capital or operating, the Company includes option periods for which failure to renew the lease imposes an economic penalty on the Company of such an amount that a renewal appears, at the inception of the lease, to be reasonably assured.
     For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight line basis over the lease term as that term is defined in SFAS No. 13, as amended, including any option periods considered in the lease term and any periods during which the Company has use of the property but is not charged rent by a landlord (“rent holiday”). Contingent rentals are generally based on either a percentage of restaurant sales or as a percentage of restaurant sales in excess of stipulated amounts, and thus are not included in minimum lease payments but are included in rent expense when determinable. The Company has received no leasehold improvement incentives by a landlord. No individual lease is material to the Company.

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
     In December 2004, the FASB issued SFAS 123 (Revised), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for annual reporting periods beginning after June 15, 2005. The Company adopted SFAS 123R on January 1, 2006 (See Note 2 of the notes to unaudited consolidated financial statements). Historically, the compensation expense recognized related to stock options under this APB No. 25 has been minimal. As a result, adoption of the provisions of SFAS 123R did not have a significant impact to reported net income and earnings per share as described in Note 2.
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
     As of December 31, 2005, the Company had $6.2 million in borrowings bearing interest at a rate equal to the one-month LIBOR plus 2%, adjusted monthly; therefore, the Company was exposed to market risk from changes in the one-month LIBOR rate during the first quarter of 2006. However, on May 5, 2006, the Company executed a cash flow hedging instrument (interest rate swap) to minimize interest rate fluctuation risk to convert all of the interest associated with this debt to a fixed rate of 7.75% through the maturity of the note payable. One-month LIBOR plus 2% was 7.08% on the date the swap was executed and was 7.35% as of July 1, 2006. As of July 1, 2006, approximately $6.1 million in principal was outstanding under this note payable. The remainder of the Company’s long-term debt portfolio is financed with fixed rate debt, primarily in the form of capital leases.

Commodity Price Risk
     We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements on certain products. The Company receives contract pricing for chicken on a monthly basis; however, the cost the Company pays for beef fluctuates weekly based on beef commodity prices. The Company does not currently manage this risk with commodity future and option contracts.
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
Changes in Internal Control Over Financial Reporting
     There have been no changes in our internal control during the quarter ended July 1, 2006 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
     Item 1A. Risk Factors
     During the twenty-six weeks ended July 1, 2006, there have been no significant changes to the risk factors affecting the Company’s businesses that were discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
     Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
               None
     Item 3 Defaults Upon Senior Securities
               Not Applicable

     Item 4 Submission of Matters to a Vote of Security Holders
     On May 18, 2006, the Company held its Annual Meeting of Stockholders in Memphis, Tennessee, for the purpose of: (1) electing one Class I member to the Board of Directors; (2) electing one Class II member to the Board of Directors; (3) electing three Class III members to the Board of Directors and (4) to transact such other business as may have properly come before the meeting or an adjournment thereof.
The following table sets forth the Class I director elected at such meeting and the number of votes cast by the Company’s stockholders for and withheld the director:

	For	Withheld
Dane C. Andreef	4,374,573	268,491
The following table sets forth the Class II director elected at such meeting and the number of votes cast by the Company’s stockholders for and withheld the director:

	For	Withheld
Gina A. Balducci	4,374,423	268,641
The following table sets forth the Class III directors elected at such meeting and the number of votes cast by the Company’s stockholders for and withheld the director:

	For	Withheld
Lattimore M. Michael	4,374,433	268,631
Joseph L. Weiss	4,374,673	268,391
Jim L. Peterson	4,372,673	270,391
     Item 5 Other Information
     On August 11, 2006 the Company engaged the firm of BDO Seidman, LLP as its new Independent Registered Public Accounting Firm. The engagement of BDO Seidman, LLP was approved by the Company’s Board of Directors. During the fiscal years 2004 and 2005, the Company did not consult with BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company has authorized PricewaterhouseCoopers, LLP, its previous Independent Registered Public Accounting Firm, to respond fully to all inquiries from BDO Seidman, LLP.
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
BACK YARD BURGERS, INC.

Date: August 14, 2006	By:	/s/ Lattimore M. Michael Lattimore M. Michael
Chairman and Chief Executive Officer

Date: August 14, 2006	By:	/s/ Michael G. Webb Michael G. Webb
Chief Financial Officer