Form 10-Q
period 2006-09-30
BACK YARD BURGERS INC
filed 2007-03-30
CIK 901495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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
(901) 367-0888
(Registrant’s telephone number)
Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐      Accelerated filer  ☐      Non-accelerated filer  ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
Class — Common stock, par value $.01 per share
Outstanding at March 1, 2007 – 5,125,747

BACK YARD BURGERS, INC.

Explanatory Note – Historical Stock Option Practice Review
     In October 2006, the senior management team of Back Yard Burgers, Inc. (the “Company”) initiated an informal review of the Company’s historical stock option grant practices and related accounting treatment. On October 12, 2006, the Company’s senior management advised the Company’s Board of Directors that the review had been commenced and the Board directed senior management to continue its review and report its findings to the Audit Committee of the Board of Directors as soon as practicable. On October 30, 2006, the Company’s senior management team reported its preliminary findings to the Board’s Audit Committee and, as part of the report, recommended that the Audit Committee oversee a formal investigation of the Company’s historical stock option grant practices. The Audit Committee undertook its investigation with the assistance of independent legal counsel to assist it in its factual investigation of the Company’s historical stock option grant practices. The Audit Committee also engaged independent accounting experts to both assist its legal counsel in their factual investigation and assist the Company in establishing the appropriate measurement date for each of the Company’s stock option grants during the period under review. The Audit Committee’s investigation covered a period of time from June 25, 1993, the date of the Company’s initial public offering, to August 12, 2005, the last date on which the Company granted stock options.
     In conducting its investigation, the Audit Committee, with the assistance of its independent advisors, reviewed minutes from the meetings of the Company’s Board of Directors and Compensation Committee relating to the issuance of stock options, the terms of the Company’s 1993 Incentive Stock Option Plan, 1995 Incentive Award Plan and 2002 Equity Incentive Plan (collectively, the “Stock Option Plans”), as well as the representative forms of option grant agreements used by the Company during those periods, the employment offer letters from the Company to employees in which the Company included the grant of stock options as part of the compensation package and the confirmation letter issued by the Company in connection with the appointment of an independent director to fill a vacancy on the Company’s Board of Directors. The Audit Committee authorized its legal counsel to engage forensic consultants to conduct a review to determine whether, and if so, to what extent, the Company’s email data contained information about the Company’s stock option grant and exercise activity during the periods covered by the Audit Committee’s investigation. In the course of that review, approximately 270,000 emails were searched and, of the emails searched, approximately 8,410 emails were reviewed. The forensic investigation was necessarily limited by the saving and deleting activities of individual users along with the Company’s email policies regarding deletion, saving and archiving. In addition, interviews were conducted with various members of the Company’s senior management team and members of the Company’s Board of Directors and Compensation Committee for the years in question.
     During the period covered by the Audit Committee’s investigation, the Company made option grants covering 1,292,695 shares of the Company’s common stock. The Company’s grants generally fell into the following four categories:
•	Annual stock option grants

•	Grants made to rank and file existing employees by the Company’s Chief Executive Officer

•	Grants made to new hires by the Company’s Chief Executive Officer

•	Grants made to the Company’s independent directors (other than as part of the Company’s annual option grants)
     In the course of its investigation, the Audit Committee did not find any evidence of fraudulent conduct on the part of members of the Company’s Board of Directors, Compensation Committee or senior management team in the granting of stock options. However, the Audit Committee concluded that, the measurement dates previously used by the Company with respect to certain stock option grants made during the period under review differed from the appropriate measurement dates that should have been used with respect to such awards pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. As a result, revised measurement dates were applied to the affected option grants and the

Company has recorded a total of $311,000 (net of a $118,000 tax benefit) of additional stock-based compensation expense relating to years prior to 2006 for the 13 years covered by the Audit Committee’s investigation.
     To correct the inaccuracies with the previously selected measurement dates, the Company, with the assistance of its accounting advisors, established the date for each affected grant on which all APB No. 25 criteria were satisfied. According to APB No. 25, the measurement date is the first date on which proper approval is obtained and all of the following are known: (1) the individual employee who is entitled to receive the option grant, (2) the number of options that an individual employee is entitled to receive, and (3) the option’s exercise price. In determining the correct measurement date for the affected option grants, the Company considered:
•	the report prepared by the Audit Committee’s legal counsel relating to the Company’s historical stock option granting practices;

•	minutes of meetings of the Company’s Board of Directors and Compensation Committee, and any available related documentation;

•	personnel files;

•	payroll records;

•	reports on Form 4 filed with the SEC;

•	contemporaneous emails; and

•	information obtained in interviews with various current and former Company employees and members of the Board of Directors and Compensation Committee.
     With respect to grants for which there was not sufficient evidence and documentation to support the original measurement date or to determine the precise date when the number of options and exercise price were finalized, in accordance with the SEC Chief Accountant’s letter dated September 19, 2006 (the letter can be found at www.sec.gov), the Company used all available relevant information to form a reasonable conclusion as to the most likely measurement date for such option grants.
     Although the Audit Committee did not find any evidence of fraudulent conduct on the part of members of the Company’s Board of Directors, Compensation Committee, or senior management team in the granting of stock options, the Audit Committee found instances of missing or incomplete minutes supporting the issuance of stock options awarded by the Compensation Committee or the Board of Directors; the issuance of stock options to rank and file employees by the Company’s Chief Executive Officer without clear delegation of authority in certain instances; stock options with favorable exercise prices in certain periods compared to stock prices before or after grant date; and the issuance of stock options that did not strictly adhere to the terms of the particular Stock Option Plan under which they were granted. The Audit Committee concluded that the errors in measurement dates resulted from a combination of unintentional errors, lack of attention to timely administration and paperwork, and insufficient internal control over the administration and accounting for aspects of the stock option plans.
     Certain of the errors found by the Audit Committee require the Company to make adjustments to its financial statements. The following paragraphs provide additional information regarding the various types of errors identified in conjunction with the Audit Committee investigation that required financial statement adjustments, resulting in the net $311,000 cumulative adjustment described above:
Stock options with favorable exercise prices in certain periods compared to stock prices before or after grant date
     Rather than making stock option grants to various employees several times per year, the Company’s policy has generally been to make stock option grants to existing employees once per year. Although the specific date on which the Company made its annual stock option grants has varied during the thirteen year period covered by the Audit Committee’s investigation, the Company’s policy at the time of the 2001 and 2002 annual stock option grants was for the grants to be made January 1st of each respective year.
     In conducting its investigation, the Audit Committee determined, with respect to the 2001 annual stock option grants, that the members of the Compensation Committee initially reviewed the grants in early January, but that the actual approval of the grants did not occur until March 5, 2001. In keeping with the Company’s policy at the time, the measurement date used by the Company for the 2001 annual stock option grants was January 1, 2001. Although the Audit Committee did not find any evidence of fraudulent conduct relating to these grants, the Audit Committee did note that on January 2, 2001, the Company issued a press release announcing that its Board of Directors had authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock. The difference in per share closing sale price of the common stock as reported by Nasdaq on December 29, 2000 ($0.66), the last trading day before January 1, 2001 and the per share closing price on March 5, 2001 ($1.12) represents a difference of $0.46 per share. The Company awarded a total of 130,000 stock options as part of the 2001 annual stock option grants, of which 100,000 stock options were issued to individuals who, at the time, were serving as officers of the Company. No recipient of any of the 2001 annual stock option grants served on the Compensation Committee, which approved the grant awards.
     With respect to the 2002 annual stock option grants, the actual approval of the grants did not occur until January 25, 2002. In keeping with the Company’s policy at the time, the measurement date used by the Company for the 2002 annual stock option grant was January 1, 2002. Although the Audit Committee did not find any evidence of fraudulent conduct relating to these grants, the Audit Committee did note that on January 2, 2002, the Company executed a co-branding agreement with Yum! Brands, Inc. (formerly Tricon Global Restaurants, Inc.) to establish a pilot program to offer the Company’s fast food products in conjunction with the Yum! Brands products, such as Taco Bell, Pizza Hut and KFC operations, in up to 10 restaurant locations, with an option in favor of Yum! Brands to expand that relationship to up to 500 restaurants. The difference in the per share closing sale price of the common stock as reported by Nasdaq on December 31, 2001 ($3.98), the last trading day before January 1, 2002, and the per share closing sale price on January 25, 2002 ($7.65) represents a difference of $3.67 per share. The Company awarded a total of 111,000 stock options as part of the 2002 annual stock option grants, of which 89,000 stock options were issued to individuals who, at the time, were serving as officers of the Company. No recipient of any of the 2002 annual stock option grants served on the Compensation Committee, which approved the grant awards.
     The cumulative impact of adjustments applied to the 2001 and 2002 annual stock grants were approximately $30,000 (net of a $17,000 tax benefit) and $236,000 (net of a $92,000 tax benefit), respectively. With respect to the 2001 adjustment, $21,000 related to stock option grants to the Company’s officers and the remaining $9,000 related to stock option grants to other key employees. With respect to the 2002 adjustments, $210,000 related to stock option grants to the Company’s officers and the remaining $26,000 related to stock option grants to other key employees. The Company also recorded approximately $26,000 in additional payroll tax expense relating to 2001 and 2002 annual stock grants that have been exercised to date due to the fact that these options were originally treated as incentive stock options but should have been treated as non-qualified stock options, for which payroll tax withholdings are required upon exercise.
Inaccurate measurement date for 2002 automatic grants to three independent directors
     The Company’s 1995 Incentive Award Plan contained a provision for the automatic grant of stock options to independent directors on the tenth day after the Company’s annual stockholders’ meeting. It was noted during the investigation that in 2002, the Company’s 2002 annual stockholders’ meeting was held on May 16, 2002. The automatic grants for that year were granted with an exercise price equal to the closing price of the Company’s common stock on May 28, 2002 (the 10th day the meeting was Sunday, May 26, 2002, and the following Monday, May 27, 2002, was Memorial Day, on which the stock markets were closed). After further review, it was determined that the grants should have been made on May 24, 2002, the last business day before the tenth day after the Company’s annual stockholders’ meeting. The closing price of the Company’s common stock on May 28, 2002 was $10.13 and the closing price of the Company’s common stock on May 24, 2002 was $10.93, resulting in an $0.80 difference in the exercise price and the measurement date price. This resulted in an approximate $8,000 (net of a $4,000 tax benefit) adjustment related to the 15,000 shares issued under the May 28, 2002 grant.
Inaccurate measurement dates for two new hires and one independent director
     In the course of its investigation, the Audit Committee identified grants made by the Company’s Chief Executive Officer to two employees in connection with their hiring in 1999 and 2005, respectively, for which the grant date for their respective stock options was prior to their respective start dates with the Company (although the grant dates were subsequent to the employees having accepted their respective offers of employment with the Company). The Audit Committee determined that the respective appropriate measurement dates with respect to these grants should have been the first day of service with the Company. These two grants were made with respect to a total of 28,000 stock options. The cumulative impact of adjusting the measurement dates of these two stock option grants to the respective dates on which the respective employees commenced employment with the Company is $1,000.
     In addition, the Audit Committee determined that in late 1999 the Company incorrectly accounted for one stock option grant made to a new independent director. In this case, the director was elected to fill a vacancy resulting from the resignation of another director. The director was elected to the Board of Directors on December 2, 1999 and in connection with his election, it was agreed that the director was to be granted a stock option to purchase 60,000 shares of the Company’s common stock at the fair market value on the date of grant. However, due to administrative errors and lack of attention to timely paperwork, the stock option instrument was not issued by the Company until March 1, 2000, and it bore a grant date of March 1, 2000. The Audit Committee determined that the measurement date and grant dates should have been established as the first day of the director’s service with the Company (December 2, 1999), and the fair market value of the Company’s common stock as of the adjusted measurement date in this instance was higher than the fair market value of the stock on the recited grant date. The cumulative impact of correcting the measurement date of this grant to December 2, 1999 is $10,000 (net of a $5,000 tax benefit).
Additional Inconsistencies Not Requiring Financial Statement Adjustments
     In addition to the above described errors requiring adjustments to the financial statements, the Audit Committee determined that certain grants of stock options in 1998 did not conform to the Company’s policy at the time but for the reasons noted below, the Company did not make any adjustment to the financial statements in respect of such grant.
     The stock options issued as part of the 1998 annual stock option grant were approved for issuance at a meeting of the Company’s Compensation Committee on January 15, 1998. The minutes of that meeting did not specify a grant date for the options. Prior to the implementation of The Sarbanes-Oxley Act of 2002, the Compensation Committee did not customarily specify a grant date when approving the annual option grants but rather delegated that decision to the Company’s senior management, with the expectation that the Company’s senior management would issue the options at a time and in a manner that was consistent with the then current Company policy. At the time, it was the Company’s policy that its annual option grants would be issued on the first business day of the second fiscal quarter. In the case of the 1998 annual stock option grants, this date would have been April 5, 1998. Although the Audit Committee did not find any evidence of fraudulent conduct on the part of members of the Company’s Board of Directors, Compensation Committee or senior management team in the granting of stock options, the Audit Committee determined that the Company issued the award agreements reflecting the 1998 annual stock option grants on February 27, 1998 and February 28, 1998 and used those dates for accounting purposes as the appropriate measurement dates. Based on historical closing prices for the Company’s common stock on the NASDAQ Small Cap Market, February 27, 1998 represented the lowest closing price for the Company’s common stock during the period between January 15, 1998, the date the Compensation Committee approved the grants, and April 5, 1998, the first business day of the Company’s second fiscal quarter. Based on the information obtained by the Audit Committee in the course of its review, the Audit Committee concluded that the Company did in fact execute the award agreements reflecting the 1998 annual stock option grant on February 27, 1998 and February 28, 1998. As no explicit grant date was approved by the Compensation Committee and there are no findings to suggest that the Company’s management acted inappropriately in the issuing the options on February 27, 1998 and February 28, 1998, the Company has not made any adjustments to its financial statements associated with the 1998 annual stock option grant.
New Board Policy for Stock Options and other Equity Awards
     The Audit Committee also recommended, and the Board of Directors has adopted a formal policy (the “Policy”) with respect to the granting of options or other equity incentive awards (“Equity Awards”) in the future. The Policy states that the Board of Directors recognizes that the granting of Equity Awards presents specific legal, tax and accounting issues and that the Policy shall be followed in connection with all issuances of Equity Awards by the Company.
     Under the Policy, the Board of Directors has determined that the Compensation Committee of the Board remains best suited to review and approve Equity Awards. Accordingly, any Equity Awards shall be approved by the Compensation Committee or the full Board of Directors. To avoid the timing issues inherent in the Board or the Compensation Committee acting by unanimous written consent, the Policy requires all Equity Awards to be approved at a meeting (including telephonic meeting) of the Board of Directors or Compensation Committee, as the case may be, and not by written consent.
     The Policy expressly provides that the grant date of any Equity Award shall be the date of the meeting at which the award was approved and the exercise price shall be the closing price of the Company’s common stock on such date on the Nasdaq Stock Market, or any successor to such market on which the Company’s common stock is listed for trading.
     The Policy permits the Company to continue its practice of making grants to existing employees once per year. In the event of an Equity Award being granted to a new employee of the Company (“new hire”), the Policy allows the new hire to be notified that management will recommend to the Board or the Compensation

Committee, as the case may be, an Equity Award, but that the Equity Award will not be approved, nor be deemed awarded, unless and until appropriate granting action is taken at a subsequent Board or Compensation Committee meeting following the commencement of employment of the new hire and such Equity Award shall be dated (and the exercise price will be determined as of) the date of the Board or Compensation Committee meeting at which it was approved.
     The Policy requires that the details of every Equity Award shall be reflected in the minutes of the requisite Board or Compensation Committee meeting, which minutes shall be maintained in the respective minute books. These details will include, at a minimum, the following information:
•	Name of grantee;

•	Number of shares of common stock covered by any options or other Equity Awards being granted to the grantee;

•	Statement that the grant date is the date of the meeting at which the options are approved;

•	Statement that the exercise price of the option or other Equity Award shall be the closing price of the Company’s common stock on the Nasdaq Stock Market (or applicable successor market) on such date.
     Neither the Board of Directors nor Compensation Committee will be authorized to grant an unallocated “pool” of options to a group of individuals or otherwise delegate the authority to grant any options or other Equity Awards to any other person.
     Under the Policy, all Equity Awards shall be promptly communicated to the necessary accounting and legal personnel to assure proper reporting and accounting of the awards. Grant award packages shall be promptly distributed to each grantee, and in no event shall such communication be later than 20 days from the approval date.
Stock Option Amendment Agreements with Certain Executive Officers
     On March 29, 2007, the Company and Mr. Lattimore M. Michael, its Chairman and Chief Executive Officer, agreed to amend the stock option award agreements entered into between the Company and Mr. Michael to increase the exercise price for the stock options granted to Mr. Michael as part of the 2001 annual stock option grant and 2002 annual stock option grant. Under the amendments, the exercise price for the options granted to Mr. Michael pursuant to the 2001 annual stock option grant was increased from $.722 per share (110% of the fair market value of the common stock on the recited date of grant in the original award agreement) to $1.232 per share (110% of the fair market value of the common stock on the adjusted measurement date for such award), as a result of the stock option investigation described elsewhere in this report. In addition, the exercise price for the options granted to Mr. Michael pursuant to the 2002 annual stock option grant was increased from $4.38 per share (110% of the fair market value of the common stock on the recited date of grant in the original award agreement) to $8.42 per share (110% of the fair market value of the common stock on the adjusted measurement date for such award). These exercise prices, being equal to 110% of the fair market value of the Company’s common stock on the adjusted measurement dates, are required by the stock option plans under which the options were granted since Mr. Michael holds in excess of 10% of the outstanding capital stock of the Company. The amendments to these options were made voluntarily by Mr. Michael.
     On March 29, 2007, the Company and Mr. Michael G. Webb, its Executive Vice President and Chief Financial Officer, agreed to amend the stock option award agreement entered into between the Company and Mr. Webb to increase the exercise price for the stock options granted to Mr. Webb as part of the 2002 annual stock option grant. Under the amendment, the exercise price for the options granted to Mr. Webb pursuant to the 2002 annual stock option grant was increased from $3.98 per share, the fair market value of the common stock on the recited date of grant in the original award agreement, to $7.65 per share, the fair market value of the common stock on the adjusted measurement date for such award, as a result of the stock option investigation described elsewhere in this report. This amendment was made voluntarily by Mr. Webb.

Regulatory Matters
     The Company has advised the SEC of the Audit Committee’s investigation of its stock option grant practices and the Company intends to cooperate with the SEC in any investigation into this matter. As of the date of this Form 10-Q, the Company has not been notified of any commencement by the SEC or other governmental agencies of any investigation into the Company’s stock option granting practices.
     On November 14, 2006, the Company notified the SEC that because its Audit Committee’s investigation of the Company’s historical stock option grant practices was ongoing, the Company would not be able to timely file its Form 10-Q for the period ended September 30, 2006. On November 20, 2006, the Company received a Nasdaq Staff Determination notice stating that due to its failure to timely file its Form 10-Q for the quarter ended September 30, 2006, the Company’s common stock would be delisted from the Nasdaq Stock Market at the opening of business on November 29, 2006 unless the Company requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). On November 21, 2006, the Company submitted a request for a hearing before the Panel, which stayed the delisting pending the hearing. The hearing occurred on February 1, 2007. At the hearing, the Company requested that the Panel grant it an extension until March 19, 2007 to file its Form 10-Q for the period ended September 30, 2006. On March 19, 2007, the Company requested an extension until April 17, 2007, and on March 20, 2007, the Panel granted the request for such extension. The Company’s common stock will remain listed on the Nasdaq Stock Market until April 17, 2007. There can be no assurance, however, that the Panel will grant additional extension beyond April 17, 2007. Nevertheless, the Company expects to become in compliance with the Nasdaq’s listing requirements upon the filing of this Form 10-Q for the quarter ended September 30, 2006. Accordingly, as of the date of this filing, the Company believes it has satisfied the foregoing conditions for the continued listing of its common stock on the Nasdaq Stock Market.
     The Company has not amended, nor does it intend to amend, any of its prior previously filed Annual Reports on Form 10-K or Quarterly Reports on Form 10-Q to reflect the adjustments contained in this Quarterly Report on Form 10-Q.
Costs of Restatement and Legal Activities
     The Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of its financial statements and related regulatory matters. The Company has incurred expenses of approximately $350,000 through March 26, 2007 related to these matters, and these costs have been recorded as general and administrative costs in the quarter ended December 30, 2006.
Adjustment Summary
     The Company determined the impact of recording the charges for stock-based compensation was not material to fiscal years 2005 and 2004, and recording the cumulative out-of period charges in fiscal year 2006 would not be material to that period, and accordingly recorded the adjustments relating to stock option practices in this Form 10-Q for the quarter ended September 30, 2006, This conclusion was reached based on an analysis of the adjustments under both Staff Accounting Bulletin 99 and 108. Management concluded that none of the adjustments were material to any of the financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and there were no qualitative issues identified during the investigation that would require restatement under Staff Accounting Bulletin 99 or 108.
     Following is a summary (in thousands, except per share data) of the effects of these corrections on the Company’s condensed consolidated financial statements:

	Condensed Consolidated Balance Sheet
	Unadjusted	Adjustments	Adjusted
September 30, 2006
Income taxes receivable	$55	63	118
Total current assets	7,037	63	7,100
Non-current deferred tax asset	685	108	793
Total assets	32,750	171	32,921
Accrued expenses	2,113	26	2,139
Total current liabilities	5,023	26	5,049
Total liabilities	15,652	26	15,678
Paid-in capital	12,159	456	12,615
Retained earnings	4,916	(311)	4,605
Total shareholders’ equity	17,098	145	17,243
Total liabilities and shareholders’ equity	32,750	171	32,921

	Condensed Consolidated Statements of
	Operations
	Unadjusted	Adjustments	Adjusted
Thirteen weeks ended September 30, 2006
General and administrative	1,616	429	2,045
Total expenses	10,468	429	10,897
Operating income	737	(429)	308
Income before income taxes	538	(429)	109
Income tax expense	189	(118)	71
Net income	349	(311)	38
Net income per common shares — basic	0.07	(0.06)	0.01
Net income per common shares — diluted	0.07	(0.06)	0.01

Thirty-nine weeks ended September 30, 2006
General and administrative	4,998	429	5,427
Total expenses	31,188	429	31,617
Operating income	2,353	(429)	1,924
Income before income taxes	1,743	(429)	1,314
Income tax expense	601	(118)	483
Net income	1,142	(311)	831
Net income per common shares — basic	0.23	(0.06)	0.17
Net income per common shares — diluted	0.22	(0.06)	0.16

	Condensed Consolidated Statement of
	Cash Flows
	Unadjusted	Adjustments	Adjusted
Thirty-nine weeks ended September 30, 2006
Net cash provided by operating activities	3,142	(53)	3,089
Net cash provided by financing activities	(171)	53	(118)

Back Yard Burgers, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	Unaudited
	September 30,	December 31,
	2006	2005
ASSETS

Cash and cash equivalents	$5,512	$3,602
Receivables, less allowance for doubtful accounts of $200 and $153	834	786
Inventories	248	281
Income taxes receivable	118	268
Current deferred tax asset	208	193
Prepaid expenses	180	186

Total current assets	7,100	5,316
Property and equipment, at depreciated cost	22,851	23,035
Goodwill	1,506	1,751
Noncurrent deferred tax asset	793	871
Notes receivable	73	73
Other assets	598	595

Total assets	$32,921	$31,641

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,278	$1,295
Accrued expenses	2,139	1,734
Reserve for closed stores	—	15
Current installments of long-term debt	1,632	966

Total current liabilities	5,049	4,010
Long-term debt, less current installments	8,574	9,999
Deferred franchise and area development fees	1,243	1,441
Other deferred income	261	276
Other deferred liabilities	551	613

Total liabilities	15,678	16,339

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 19,269 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 5,105,523 and 4,940,151 shares issued and outstanding	51	49
Paid-in capital	12,615	11,507
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	4,605	3,774

Total stockholders’ equity	17,243	15,302

Total liabilities and stockholders’ equity	$32,921	$31,641

See accompanying notes to unaudited condensed consolidated financial statements

Back Yard Burgers, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Revenues:
Restaurant sales	$9,444	$8,450	$28,062	$25,730
Franchise and area development fees	39	209	329	520
Royalty fees	1,207	1,059	3,587	3,028
Advertising fees	303	267	914	782
Other	212	144	649	483

Total revenues	11,205	10,129	33,541	30,543

Expenses:
Cost of restaurant sales	2,987	2,749	9,104	8,339
Restaurant operating expenses	4,580	4,089	13,516	12,359
General and administrative	2,045	1,531	5,427	5,164
Advertising	737	598	2,090	1,865
Depreciation	548	523	1,642	1,601
Other operating income	—	—	(162)	—

Total expenses	10,897	9,490	31,617	29,328

Operating income	308	639	1,924	1,215

Interest income	36	7	59	20
Interest expense	(207)	(100)	(594)	(312)
Other, net	(28)	(26)	(75)	(70)

Income before income taxes	109	520	1,314	853

Income tax expense	71	166	483	258

Net income	$38	$354	$831	$595

Earnings per share:
Basic	$0.01	$0.07	$0.17	$0.12

Diluted	$0.01	$0.07	$0.16	$0.12

Weighted average number of common shares and common equivalent shares outstanding:
Basic	5,105	4,834	5,023	4,810

Diluted	5,192	5,072	5,150	5,105

See accompanying notes to unaudited condensed consolidated financial statements

Back Yard Burgers, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Thirty-Nine Weeks Ended
	September 30,	October 1,
	2006	2005
Cash flows from operating activities:
Net income	$831	$595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,642	1,601
Deferred income taxes	63	(113)
Modification of stock plan	—	511
Tax benefit of modification of stock plan	—	(153)
Stock based compensation expense	469	—
Provision for losses on receivables	47	4
Gain on sale of assets	(162)	—
Changes in assets and liabilities:
Receivables	(95)	(205)
Inventories	33	26
Prepaid expenses	6	(118)
Other assets	(3)	(25)
Accounts payable and accrued expenses	398	(197)
Reserve for closed stores	(15)	—
Income taxes receivable / payable	150	(142)
Other deferred liabilities	(62)	(6)
Other deferred income	(15)	(59)
Deferred franchise and area development fees	(198)	11

Net cash provided by operating activities	3,089	1,730

Cash flows from investing activities:
Additions to property and equipment	(2,019)	(1,377)
Proceeds from sale of property and equipment	958	—

Net cash used in investing activities	(1,061)	(1,377)

Cash flows from financing activities:
Issuance of stock	641	135
Principal payments on long-term debt	(759)	(581)

Net cash used in financing activities	(118)	(446)

Net increase (decrease) in cash and cash equivalents	1,910	(93)
Cash and cash equivalents:
Beginning of period	3,602	2,320

End of period	$5,512	$2,227

Noncash investing and financing activities
Property acquired with a capital lease	$—	$646

Stock option plan (Note 2)	$—	$358

Supplemental disclosure of cash flow information:
Income taxes paid	$5	$666

Interest paid	$585	$312

See accompanying notes to unaudited condensed consolidated financial statements

BACK YARD BURGERS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 —	BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Back Yard Burgers, Inc. (the “Company” or “we”) owns and operates quick-service and fast-casual restaurants and is engaged in the sale of franchises and the collection of royalties based upon related franchise sales. The Company grants franchise rights for the use of “Back Yard Burgers” trade name and other associated trademarks, signs, emblems, logos, slogans and service marks which have been or may be developed.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. The statements should be read in conjunction with the Notes to Condensed Consolidated Financial Statements for the year ended December 31, 2005 included in the Company’s 2005 Form 10-K.
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
Other Revenue
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
Preopening costs
The Company expenses preopening costs as incurred. Preopening costs expensed for the thirty-nine weeks ended September 30, 2006 and October 1, 2005 were approximately $71,000 and $25,000, respectively.
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

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), to address diversity in practice in quantifying financial statement misstatements. SAB 108 requires that we quantify misstatements based on their impact on each of our financial statements and related disclosures. On December 30, 2006, we adopted SAB 108. Our adoption of SAB 108 did not impact our financial statements.
     In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS 157), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The provisions of SFAS 157 are effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact of adopting SFAS 157 on our financial statements.
NOTE 2 — STOCK-BASED EMPLOYEE COMPENSATION
     Prior to January 1, 2006, the Company applied Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock-based compensation plans. Other than the 2005 stock option modification discussed below and the adjustments the Company recorded during the thirteen weeks ended September 30, 2006 as described in the explanatory note of this Form 10-Q and relating to the re-determination of measurement dates of certain prior stock option grants, no compensation expense was normally recognized under APB 25.
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
     In May 1995, the Board of Directors of the Company and the shareholders authorized the adoption of an Incentive Award Plan (“IAP”) for the Company’s employees. An aggregate of 450,000 shares of common stock may be granted under the IAP, as amended in May 1997. Options granted under the IAP may be designated by the Compensation Committee of the Board of Directors as Incentive Stock Options or Non-Qualified Stock Options. Non-Qualified Stock Options granted under the IAP may not be granted at a price less than par value of the common stock. Incentive Stock Options granted under the IAP may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate number of shares for which Awards are granted to any employee during any calendar year may not exceed 15,000. The term of the options shall be set by the Compensation Committee of the Board of Directors and no term shall exceed a reasonable time period. In the case of Incentive Stock Options, the term shall not be more than ten years from the date of grant.

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
     In May 2002, the Board of Directors of the Company and the shareholders authorized the adoption of an Equity Incentive Plan (“EIP”) for the Company’s employees and directors. An aggregate of 225,000 shares of common stock may be granted under the EIP. In 2004, the plan was amended with shareholder approval to (i) increase the number of shares of common stock that may be issued under the Plan by 400,000 shares from 225,000 shares to 625,000 shares, and (ii) provide that the Board may not materially amend the Plan without the approval of the Company’s stockholders. As of September 30, 2006, there were 373,000 options available under the EIP for future grants. Options granted under the EIP may be designated by the Compensation Committee of the Board of Directors as Incentive Stock Options or Non-Qualified Stock Options. Non-Qualified Stock Options granted under the EIP may be granted at a price less than fair market value of the common stock on the grant date. Incentive Stock Options granted under the EIP may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate number of shares for which Awards are granted to any employee during any calendar year may not exceed 35,000. The term of the options shall be set by the Compensation Committee of the Board of Directors and shall not be more than ten years from the date of grant.
     Additionally, under the EIP, the Compensation Committee of the Board of Directors may award Restricted Stock and/or stock appreciation rights (SARs) to selected employees. The Company has not issued any Restricted Stock or SAR’s. A summary of activity in the above option plans for the thirty-nine weeks ended September 30, 2006 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of period	559,846	$3.77
Granted	—	—
Exercised	(161,450)	2.22
Cancelled	(46,220)	5.77

Outstanding at end of period	352,176	4.22	6.1	$745,310

Exercisable at end of period	333,696	4.18	5.9	$726,460

Cash received on options exercised during the thirty-nine weeks ended September 30, 2006 was approximately $359,000 with an intrinsic value of approximately $419,000. Cash received on options exercised during the thirty-nine weeks ended October 1, 2005, was approximately $117,000 with an intrinsic value of approximately $188,000. At September 30, 2006, there was approximately $52,000 of unrecognized compensation cost, net of expected forfeitures, related to stock options that are expected to be recognized over a period of one year. There were no option grants or modifications during the thirty-nine weeks ended September 30, 2006. In January 2005, the Company elected, upon the resignation of an officer/director, to extend the maturity date of 113,720 options from 90 days to one year. The 2005 income statement reflects an after tax non-cash charge under APB 25 of $358,000 (net of a tax benefit of $153,000) related to this modification as re-measured using the intrinsic method, which is added back for purposes of the pro forma disclosures. The FAS 123 pro forma expense includes an after tax charge of approximately $9,000 for the modification by measuring the incremental increase in the fair value of the options. The incremental increase in fair value of the options was measured by comparing value immediately before the terms were modified and the value of the modified options.
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
In May 1995, the Board of Directors of the Company and the shareholders authorized the adoption of an Employee Stock Purchase Plan (“ESPP”) for the Company’s employees. An aggregate of 225,000 shares of common stock may be issued under the ESPP. Shares purchased under the ESPP are sold to participants at 85% of the market price and the maximum number of shares that can be purchased by a participant is 1,000 shares per quarter. The ESPP shall continue in effect through May 31, 2010. During the first thirty-nine weeks of 2006 and 2005, 3,922 and 3,480 shares, respectively, were purchased under the ESPP. As of September 30, 2006, a total of 135,607 shares have been purchased under the ESPP since its inception in May 1995. The 15% discount to market value prior to adopting FAS 123(R) was recognized as a pro forma expense, while after adoption the discount is recognized through earnings. Other than the purchase price discount, the ESPP otherwise does not contain compensatory features.
     The expense recognized in earnings for the third quarter 2006 under the option plans and ESPP was approximately $12,000 and $1,000, as compared to $88,000 and $1,000 included in pro forma earnings in the third quarter 2005. A related tax benefit of $2,000 was recognized in the third quarter 2006 as compared to a $31,000 benefit included in pro forma earnings in the third quarter 2005.
     The expense recognized in earnings for the thirty-nine weeks ended September 30, 2006 under the option plans and ESPP was approximately $63,000 and $3,000, as compared with $142,000 and $3,000 included in pro forma earnings in the thirty-nine weeks ended October 1, 2005. A related tax benefit of $9,000 was recognized in the thirty-nine weeks ended September 30, 2006 as compared with a $51,000 benefit included in pro forma earnings in the thirty-nine weeks ended October 1, 2005. Excess tax benefits of $163,000 will be realized in the Company’s 2006 tax return from the exercise of non-qualified stock options that have occurred during the thirty-nine weeks ended September 30, 2006. Excess tax benefits are recorded as an increase to paid-in capital.
     The Company’s practice is to issue shares from authorized but unissued shares to satisfy option exercises and employee stock purchases.
     Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s operating results for the thirteen and thirty-nine weeks ended October 1, 2005 on a pro forma basis would be as follows (in thousands, except per share data):

	Unaudited	Unaudited
	Thirteen Weeks	Thirty-Nine
	Ended	Weeks Ended
	October 1, 2005	October 1, 2005
Net income, as reported	$354	$595
Add: Expense recognized, net of tax	—	358
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of taxes	58	94

Pro forma net income	296	859

Earnings per share:
Basic — as reported	0.07	0.12

— pro forma	0.06	0.18

Diluted — as reported	0.07	0.12

— pro forma	0.06	0.17

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
COMPUTATION OF INCOME PER SHARE
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
Net Income	$38	$354	$831	$595

Weighted average number of common shares outstanding during the period	5,105	4,834	5,023	4,810

Basic income per share	$0.01	$0.07	$0.17	$0.12

Weighted average number of common shares outstanding during the period	5,105	4,834	5,023	4,810
Preferred shares convertible to common shares	20	20	20	20
Stock options	67	218	107	275

	5,192	5,072	5,150	5,105

Diluted income per share	$0.01	$0.07	$0.16	$0.12

The calculation of diluted income per share excluded 119,500 and 116,420 stock options, respectively, for the thirteen weeks ended September 30, 2006, and October 1, 2005, and 186,550 and 89,473 stock options, respectively, for the thirty-nine weeks ended September 30, 2006, and October 1, 2005, as their effect would be anti-dilutive.

NOTE 4 — DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES
     In addition to offering single unit franchise agreements, the Company also promotes franchisees to enter into area development agreements. The area development agreement grants to the franchisee the exclusive right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic territory and thereafter to operate each restaurant in accordance with the terms and conditions of the franchise agreement. The franchise agreement grants an exclusive license at a specified location to operate a restaurant in accordance with the Back Yard Burgers system and to utilize the Company’s trademarks, service marks and other rights of the Company relating to the sale of its menu items. At September 30, 2006 deferred fees received for certain franchise and area development rights, net of commissions paid, include amounts sold during the following years (in thousands):

2006	$102
2005	208
Previous years	933

$1,243

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
NOTE 7 — OFF-BALANCE SHEET ARRANGEMENTS
     At September 30, 2006, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of September 30, 2006, was approximately $472,000. The term of the guarantee is through August 13, 2023, the maturity date of the loan. If the franchisee ceases to make note payments, the Company may be required to make note payments until the collateral is liquidated. The guarantee provides for no limitation to the maximum potential future payments under the guarantee; however, the estimated maximum potential future payments are approximately $472,000, which represents the principal balance of the note payable as of September 30, 2006, plus interest. The Company currently has no liability recorded in its financial statements for the guarantor’s obligations under the guarantee. There are no recourse provisions in the guaranty agreement; however, the Company believes its potential loss contingencies are minimal since the loan is collateralized with assets whose estimated fair value is greater than the amount of debt outstanding, and based on the fact that current cash flows of the restaurant, if acquired through default, would be adequate to cover the debt payments.

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
NOTE 9 — SUBSEQUENT EVENTS
     In January 2007, the Company entered a contract to sell one Company-operated restaurant to a third party. While there is no guarantee the transaction will close, the Company anticipates the transaction to close by the end of April 2007, at which time the Company would recognize a gain on the sale of the restaurant of approximately $135,000.

Forward-Looking Information
This document and other written reports and oral statements made from time to time by Back Yard Burgers, Inc. and its representatives contain forward-looking statements within the meaning of federal securities laws. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding our financial position, results of operations, growth strategy and plans for future expansion, product development, economic conditions, and other similar forecasts and statements of expectation. We generally indicate these statements by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases. Forward-looking statements are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the Company. The factors that could cause our actual results to differ materially, many of which are beyond our control, include, but are not limited to, the risk factors described herein and under Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, including the following: non-compliance with the listing requirements of the Nasdaq Stock Market; additional actions relating to our past stock option granting practices; delays in opening new stores or outlets because of weather, local permitting, and the availability and cost of land and construction; increases in competition and competitive discounting; increases in minimum wage and other operating costs; shortages in raw food products; volatility of commodity prices; consumer preferences, spending patterns and demographic trends; the possibility of unforeseen events affecting the industry generally, and other risks described from time to time in our periodic reports filed with the Securities and Exchange Commission. Back Yard Burgers, Inc. disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
          As of September 30, 2006, the Back Yard Burgers system included 175 restaurants, of which 43 were Company-operated and 132 were franchised. Unit activity for the thirty-nine weeks ended September 30, 2006 included one Company-operated and twelve franchised store openings. In addition, eight franchised stores and one Company-operated restaurant closed during the thirty-nine weeks ended September 30, 2006.
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

	Thirty-Nine Weeks Ended
	(Unaudited)
	September 30,	October 1,
	2006	2005
Revenues Restaurant sales	83.7%	84.2%
Franchise and area development fees	1.0	1.7
Royalty fees	10.7	9.9
Advertising fees	2.7	2.6
Other	1.9	1.6

Total revenues	100.0%	100.0%

Costs and Expenses
Cost of restaurant sales (1)	32.4%	32.4%
Restaurant operating expenses (1)	48.2	48.0
General and administrative	16.2	16.9
Advertising	6.2	6.1
Depreciation	4.9	5.2
Other operating (income) expense	(0.5)	—
Operating income	5.7	4.0
Interest income	0.2	0.1
Interest expense	(1.8)	(1.0)
Other, net	(.2)	(.2)
Income before income taxes	3.9	2.8
Income taxes (2)	(36.8)	(30.2)
Net income	2.5	1.9

	Thirty-Nine Weeks Ended
	(Unaudited)
	September 30,	October 1,
	2006	2005
	($000’s)
Average annual sales per restaurant open for a full year (3)
Company-operated	$871	$812
Franchised	$887	$810
System average annual sales per restaurant open for a full year	$882	$810
Number of restaurants open
Company-operated	43	41
Franchised	132	130

Total	175	171

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

(3)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

Comparison of the Company’s Results for the Thirteen Weeks Ended September 30, 2006 and October 1, 2005.
          Restaurant sales increased $994,000, or 11.8%, to $9,444,000 during the thirteen weeks ended September 30, 2006, from $8,450,000 for the year-earlier period. The increase was primarily due to the net addition of six company-operated restaurants including the divestiture of three lower-volume company-operated restaurants since October 1, 2005. The remainder of the increase was due to same-store sales at Company-operated restaurants open for more than eighteen months increasing by 3.1% since the year-earlier period, resulting in higher sales of approximately $259,000. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.
          Franchise and area development fees decreased by $170,000 to $39,000 for the thirteen weeks ended September 30, 2006, compared with $209,000 in the year-earlier period. Two franchise stores opened during the thirteen weeks ended September 30, 2006 compared with eleven franchised stores opened during the thirteen weeks ended October 1, 2005.
          Royalty fees increased 14.0% to $1,207,000 during the thirteen week period ended September 30, 2006, compared with $1,059,000 during the third quarter of 2005. The increase is the result of an increase in franchised sales upon which the fees are based. Franchise restaurant sales increased to approximately $30.3 million during the thirteen weeks ended September 30, 2006 from approximately $26.6 million during the year-earlier period. As of September 30, 2006, there were 132 franchised restaurants open and operating compared with 130 as of October 1, 2005.
          Advertising fees increased 13.5% to $303,000 during the thirteen week period ended September 30, 2006, from $267,000 during the third quarter of 2005. The increase is primarily due to the increase in franchised restaurant sales, upon which a portion of the fee is based. The portion of these fees that are based on sales is a 1% of sales National Advertising Fund fee (See Note 6 of the notes to unaudited condensed consolidated financial statements). As part of the standard franchise agreement, each operating unit contributes 1% of its sales to a National Advertising Fund. Franchise restaurant sales increased to approximately $30.3 million during the thirteen weeks ended September 30, 2006 from approximately $26.6 million during the year-earlier period. As of September 30, 2006, there were 132 franchised restaurants open and operating compared with 130 as of October 1, 2005.
          Other revenues is primarily comprised of sales of proprietary food products to franchisees and payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of our franchisees. Revenue from sales of proprietary food products is recognized when the products are shipped. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors. The Company also includes other miscellaneous revenues in other revenue. Other revenues increased by $68,000 to $212,000 during the thirteen week period ended September 30, 2006 from $144,000 during the third quarter of 2005 primarily due to higher contributions from certain vendors to the National Advertising Funds based upon purchasing volumes of our franchisees.
          Cost of restaurant sales, consisting of food and paper costs, totaled $2,987,000 for the thirteen weeks ended September 30, 2006, and $2,749,000 during the year-earlier period, decreasing as a percentage of restaurant sales to 31.6% from 32.5%. During the thirteen weeks ended September 30, 2006, the Company reduced the amount of coupons offered for certain menu items from the year-earlier period, which resulted in a margin improvement of 0.9% as a percentage of restaurant sales. Beef costs paid by the Company during the thirteen weeks ended September 30, 2006 were approximately 7.0% lower than the year-earlier period; however, this cost reduction was offset by increases in other food and paper costs.

          Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $4,580,000 for the thirteen weeks ended September 30, 2006, from $4,089,000 in the same prior year period, increasing as a percentage of restaurant sales to 48.5%, from 48.4% for the year-earlier period. Labor costs increased by 0.9% as a percentage of restaurant sales from the year-earlier period. This increase was partially offset by a decrease in rent expense of 0.7% as a percentage of restaurant sales due to the acquisition of four properties in the fourth quarter of 2005 that were previously leased.
          General and administrative costs increased $514,000 to $2,045,000 for the thirteen weeks ended September 30, 2006 from $1,531,000 in the year-earlier period. As described in the explanatory note at the beginning of this Form 10-Q, during the thirteen weeks ended September 30, 2006, the Company recorded approximately $429,000 in charges relating to the re-determination of measurement dates of certain prior stock option grants. The remainder of the increase is partially due to an increase in corporate personnel costs of approximately $31,000 since the year-earlier period, of which approximately $14,000 of the increase relates to the Company’s adoption of SFAS 123 (Revised), “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations (See Note 2 of the notes to unaudited condensed consolidated financial statements). Pre-opening costs for new Company-operated restaurants also increased by $40,000 over the year-earlier period as the Company had two restaurants under construction for a portion of the thirteen weeks ended September 30, 2006 compared with one restaurant under construction in the year-earlier period. The remainder of the rise in general and administrative costs was due to an increase in miscellaneous general and administrative costs incurred by the Company during the third quarter of 2006.
          Advertising expense, which increased to $737,000 for the thirteen weeks ended September 30, 2006, from $598,000 in the same period in 2005, increased as a percentage of total revenues to 6.6% for the thirteen weeks ended September 30, 2006, from 5.9% in the year-earlier period. The Company spent approximately 5.5% of net restaurant sales at company-operated stores on local store advertising, including media and print advertising in the three markets in which the company-operated restaurants are located during the third quarter of 2006 compared with 5.0% in the year-earlier period. In addition, all stores (both company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund (see Note 6 of the notes to unaudited condensed consolidated financial statements). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues is related to the spending for local store advertising for Company-operated restaurants, the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.
          Depreciation expense increased by $25,000 to $548,000 for the thirteen weeks ended September 30, 2006, from $523,000. Since October 1, 2005, the Company has spent approximately $9.3 million for fixed assets additions. In the fourth quarter of 2005, the company acquired four restaurants in Florida and the real property of four additional restaurants previously leased by the Company. The additional depreciation associated with the addition of these assets was partially offset by other assets, primarily furniture, fixtures and equipment, becoming fully depreciated since October 1, 2005 as well as the disposal of the assets related to three company-operated locations and sale of one company-operated location since the year-earlier period.
          Interest expense increased by $107,000 to $207,000 for the thirteen weeks ended September 30, 2006, from $100,000 in the year-earlier period, primarily due to the increase in debt outstanding to $10,206,000 as of September 30, 2006 from $4,965,000 as of October 1, 2005. In the fourth quarter of 2005, the Company borrowed $6,200,000 to acquire four restaurants in Florida and to purchase the real property of four additional restaurants, previously leased by the Company of which $6,043,200 was still outstanding as of September 30, 2006.

          Other net expense was $28,000 for the thirteen weeks ended September 30, 2006, remaining relatively flat compared with a net expense of $26,000 in the year-earlier period. Included in this category is franchise tax expense and other miscellaneous income and expenses, and these income and expense categories were relatively consistent during the thirteen weeks ended September 30, 2006, and the year-earlier period.
Comparison of the Company’s Results for the Thirty-Nine Weeks Ended September 30, 2006 and October 1, 2005
          Restaurant sales increased $2,332,000, or 9.1%, to $28,062,000 during the thirty-nine weeks ended September 30, 2006, from $25,730,000 for the year-earlier period. The increase was primarily due to the net addition of six company-operated restaurants including the divestiture of three lower-volume company-operated restaurants since October 1, 2005. The remainder of the increase was due to same-store sales at Company-operated restaurants open for more than eighteen months increasing by 2.1% since the year-earlier period, resulting in higher sales of approximately $527,000. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.
          Franchise and area development fees decreased by $191,000 to $329,000 for the thirty-nine weeks ended September 30, 2006, from $520,000 in the year-earlier period. Twelve new franchise stores opened during the thirty-nine weeks ended September 30, 2006 resulting in franchise and area development fees of $226,000, compared with twenty-six new franchised stores opened in the year-earlier period, resulting in franchise fees of $520,000. During the second quarter of 2006, the Company also cancelled three area development agreements due to lack of development and recognized approximately $103,000 in area development fees as a result of these cancellations. These area development agreements represented commitments to develop 42 stores over the next six years, including a 37-store development agreement with Black Angus Burgers, Inc. The development agreement with Black Angus Burgers was originally executed in May 2002 and was for 40 stores.
          Royalty fees increased 18.5% to $3,587,000 during the thirty-nine weeks ended September 30, 2006, compared with $3,028,000 during the thirty-nine weeks ended October 1, 2005. The increase is the result of an increase in franchised sales upon which the fees are based. Franchise restaurant sales increased to approximately $91.2 million during the thirty-nine weeks ended September 30, 2006 from approximately $76.1 million during the year-earlier period. As of September 30, 2006, there were 132 franchised restaurants open and operating compared with 130 as of October 1, 2005.
          Advertising fees increased 16.9% to $914,000 during the thirty-nine week period ended September 30, 2006, from $782,000 during the year-earlier period. The increase is primarily due to the increase in franchised restaurant sales, upon which a portion of the fee is based. The portion of these fees that are based on sales is a 1% of sales National Advertising Fund fee (See Note 6 of the notes to unaudited condensed consolidated financial statements). As part of the standard franchise agreement, each operating unit contributes 1% of its sales to a National Advertising Fund. Franchise restaurant sales increased to approximately $91.2 million during the thirty-nine weeks ended September 30, 2006 from approximately $76.1 million during the year-earlier period. As of September 30, 2006, there were 132 franchised restaurants open and operating compared with 130 as of October 1, 2005. Also included in advertising fees are monies collected from franchisees for direct mail advertising in addition to the 1% National Advertising Fee. During the thirty-nine weeks ended September 30, 2006, the Company recognized no revenue associated with direct mail advertising funds, and in the year-earlier period, the Company recognized approximately $23,000.

          Other revenues is primarily comprised of sales of proprietary food products to franchisees and payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of our franchisees. Revenue from sales of proprietary food products is recognized when the products are shipped. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors. The Company also includes other miscellaneous revenues in other revenue. Other revenues increased by $166,000 to $649,000 during the thirty-nine week period ended September 30, 2006 from $483,000 during the thirty-nine weeks ended September 30, 2006 primarily due to higher contributions from certain vendors to the National Advertising Funds based upon purchasing volumes of our franchisees.
          Cost of restaurant sales, consisting of food and paper costs, was $9,104,000 for the thirty-nine weeks ended September 30, 2006, and $8,339,000 during the year-earlier period and is flat as a percentage of restaurant sales at 32.4% for both periods. Beef costs paid by the Company during the thirteen weeks ended September 30, 2006 were approximately 9.0% lower than the year-earlier period; however, this cost reduction was offset by increases in other food and paper costs.
          Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $13,516,000 for the thirty-nine weeks ended September 30, 2006, from $12,359,000 in the year-earlier period, increasing as a percentage of restaurant sales to 48.2%, from 48.0% for the year-earlier period. Labor costs increased by 0.4% as a percentage of restaurant sales and other operating costs including supplies, utilities and maintenance increased by 0.6% as a percentage of restaurant sales from the year-earlier period. These increases were partially offset by a decrease in rent expense of 0.8% as a percentage of restaurant sales due to the acquisition of four properties in the fourth quarter of 2005 that were previously leased.
          General and administrative costs increased $263,000 to $5,427,000 for the thirty-nine weeks ended September 30, 2006 from $5,164,000 in the year-earlier period. As described in the explanatory note at the beginning of this Form 10-Q, during the thirteen weeks ended September 30, 2006, the Company recorded approximately $429,000 in charges relating to the re-determination of measurement dates of certain prior stock option grants. Corporate personnel costs also increased by approximately $240,000 since the year-earlier period, of which $90,000 relates to severance costs associated with the resignation of the Company’s former president during the first quarter of 2006. An additional $66,000 of the $240,000 personnel costs increases relates to the Company’s adoption in the first quarter of 2006 of SFAS 123 (Revised), “Share-Based Payment,” a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations (See Note 2 of the notes to unaudited condensed consolidated financial statements). Pre-opening costs for new Company-operated restaurants also increased by $46,000 over the year-earlier period as the Company had two restaurants under construction for a portion of the thirty-nine weeks ended September 30, 2006 compared with one restaurant under construction in the year-earlier period. The remainder of the rise in general and administrative costs was due to increased spending for franchise support and other miscellaneous general and administrative costs incurred by the Company during the thirty-nine weeks ended September 30, 2006. These increases were partially offset by a $511,000 charge recorded by the Company during the first quarter of 2005 relating to the extension of the maturity date of certain stock options during the year-earlier period, for which there was no comparable charge during the current year.
          Advertising expense which increased to $2,090,000 for the thirty-nine weeks ended September 30, 2006, from $1,865,000 in the same period in 2005, remained relatively flat as a percentage of total revenues to 6.2% compared with 6.1% in the year-earlier period. The Company spent approximately 4.9% of net restaurant sales at Company-operated stores on local store advertising, including media and print advertising in the three markets in which the Company-operated restaurants are located during the thirty-nine weeks ended September 30, 2006 compared with 5.0% in the year-earlier period. In addition, all stores (both Company-

operated and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund (see Note 6 of the notes to unaudited condensed consolidated financial statements). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues are related to the spending for local store advertising for Company-operated restaurants, the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.
          Depreciation expense increased by $41,000 to $1,642,000 for the thirty-nine weeks ended September 30, 2006, from $1,601,000 in the same period in 2005. Since October 1, 2005, the Company has spent approximately $9.3 million for fixed assets additions. In the fourth quarter of 2005, the company acquired four restaurants in Florida and the real property of four additional restaurants previously leased by the Company. The additional depreciation associated with the addition of these assets was partially offset by other assets, primarily furniture, fixtures and equipment, becoming fully depreciated since October 1, 2005 as well as the disposal of the assets related to three company-operated locations and sale of one company-operated location since the year-earlier period.
          Other operating (income) was $162,000 during the thirty-nine weeks ended September 30, 2006, compared with zero in the year-earlier period. The $162,000 was a gain on the sale of a Company-operated restaurant during the first quarter of 2006 (See Note 8).
          Interest expense increased by $282,000 to $594,000 for the thirty-nine weeks ended September 30, 2006, from $312,000 in the year-earlier period, primarily due to the increase in debt outstanding to $10,206,000 as of September 30, 2006 from $4,965,000 as of October 1, 2005. In the fourth quarter of 2005, the Company borrowed $6,200,000 to acquire four restaurants in Florida and to purchase the real property of four additional restaurants, previously leased by the Company of which $6,043,200 was still outstanding as of September 30, 2006.
          Other, net expense was $75,000 for the thirty-nine weeks ended September 30, 2006, remaining relatively flat compared with a net expense of $70,000 in the year-earlier period. Included in this category are franchise tax expense and other miscellaneous income and expenses, and these income and expense categories were relatively consistent during the thirty-nine weeks ended September 30, 2006, and the year-earlier period.
Impairment of Long-Lived Assets
          The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, at the beginning of 2002. We assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At each balance sheet date, the Company assesses whether there has been impairment in the value of all long-lived assets by determining whether projected undiscounted future cash flows from operations for each restaurant, as defined in SFAS No. 144, exceed its net book value as of the assessment date. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired. No impairment charges were recorded by the Company during the thirty-nine weeks ended September 30, 2006 or the year-earlier period.
          During the fourth quarter of 2005, the Company recorded a $15,000 lease reserve related to a closed store as noted above, and as of December 31, 2005, the accrual for future lease obligations for closed stores remained $15,000. These lease obligations were paid during the first quarter of 2006; therefore, the Company had no reserve for closed stores as of September 30, 2006.

Off-Balance Sheet Arrangements
          At September 30, 2006, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of September 30, 2006, was approximately $472,000. The term of the guarantee is through August 13, 2023, the maturity date of the loan. If the franchisee ceases to make note payments, the Company may be required to make note payments until the collateral is liquidated. The guarantee provides for no limitation to the maximum potential future payments under the guarantee; however, the estimated maximum potential future payments are approximately $472,000, which represents the principal balance of the note payable as of September 30, 2006. The Company currently has no liability recorded in its financial statements for the guarantor’s obligations under the guarantee. There are no recourse provisions in the guaranty agreement; however, the Company believes its potential loss contingencies are minimal since the loan is collateralized with assets whose estimated fair value is greater than the amount of debt outstanding, and based on the fact that current cash flows of the restaurant, if acquired through default, would be adequate to cover the debt payments.
Liquidity and Capital Resources
          Cash from operations for the Company is primarily affected by net earnings adjusted for non-cash expenses which consist primarily of depreciation. Depreciation totaled $1,642,000 for the thirty-nine weeks ended September 30, 2006 and $1,601,000 for the year-earlier period. Cash provided by operations for the thirty-nine weeks ended September 30, 2006, was $3,089,000 compared with $1,730,000 in the year-earlier period. $501,000 of the $1,359,000 increase is related to an increase in income adjusted for non-cash items including depreciation, impairment charges and stock compensation related expenses. The remainder of the change is primarily related to an increase in accounts payable and accrued expenses of $398,000 during the current year compared with a decrease of $197,000 in the year-earlier period as well as a reduction in income taxes receivable of $150,000 during the current year compared with an increase of $142,000 in the year-earlier period. In recent history, cash from operations and debt have been used for the addition of new restaurants and equipment.
          Capital expenditures totaled $2,019,000 for the thirty-nine weeks ended September 30, 2006 and $2,023,000 for the year-earlier period. Generally, the Company constructs its restaurant buildings on leased properties for Company-operated restaurants. The average monthly lease cost for the 13 Company-operated restaurants on leased sites at September 30, 2006 is approximately $3,700 per month. For the 16 restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $5,900.
          During the thirty-nine weeks ended September 30, 2006, the Company also received proceeds of approximately $958,000 from the sale of two Company-operated restaurants. The Company had no asset sales or related proceeds during the year earlier period. As of September 30, 2006, the Company had total long-term debt of $10,206,000 and unused lines of credit and loan commitments of potential additional borrowings of $2,500,000.
          During the thirty-nine weeks ended September 30, 2006, the Company had cash flows of $641,000 from the issuance of stock compared with $135,000 in the year-earlier period. The increase is primarily due to the cash received from the exercise of 161,450 stock options during the thirty-nine weeks ended September 30, 2006 compared with the cash received from the exercise of 56,300 stock options in the year-earlier period along with a related tax benefit of $265,000 the exercise of non-qualified stock options or disqualifying dispositions of incentive stock options during the thirty-nine weeks ended September 30, 2006 compared with no benefit in the year-earlier period.

          As of October 1, 2005, the Company had total long-term debt of $4,965,000. No long-term debt commitments or loan draws were made by the Company during the thirty-nine weeks ended September 30, 2006 or the thirty-nine weeks ended October 1, 2005. In the fourth quarter of 2005, the Company borrowed $6,200,000 to acquire four restaurants in Florida and to purchase the real property of four additional restaurants, previously leased by the Company. The Company estimates total debt service for fiscal year 2006 will be approximately $1.8 million (including $1.0 million in principal payments and $0.8 million in interest payments) based on its current debt structure and anticipates funding this debt service with cash on hand and cash flow from operations.
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
          The Company will have capital expenditures of approximately $3.1 million in fiscal year 2006. These capital expenditures primarily relate to the development of two additional Company-operated restaurants, store equipment upgrades, and enhancements to existing financial and operating information systems. As of September 30, 2006, the Company had spent approximately $2.0 million of these budgeted capital expenditures. The Company will fund these additional capital expenditures with cash on hand in addition to cash flow from operations.
Seasonality and Inflation
          While the Company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirty-nine weeks ended September 30, 2006. Increases in food, labor or other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.
Conversion of Preferred Stock
          In accordance with the provisions of the Company’s Certificate of Incorporation regarding preferred stock, as a result of the Company’s having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The Company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of September 30, 2006, only 19,269 shares have yet to be converted.
Known Trends and Uncertainties
          The Company’s business is substantially dependent on the costs of beef and chicken. During the thirty-nine weeks ended September 30, 2006, the cost of beef decreased approximately 9.0% from the prior year while the cost of chicken was relatively stable. While the Company expects that favorable trends in the cost of beef and chicken will continue in the short term, the Company has experienced increases in commodity costs in the past and expects such increases to continue in the long term.
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

          If the Fair Minimum Wage Act of 2007 is approved by Congress, the federal minimum wage rate will increase from the current level of $5.15 to (1) $5.85 an hour, beginning on the 60th day after enactment of this Act; (2) $6.55 an hour, beginning 12 months after that 60th day; and (3) $7.25 an hour, beginning 24 months after that 60th day. The Company has estimated the annual impact on its labor costs for an increase of minimum wage to (1) $5.85 an hour would be approximately $9,000, (2) $6.55 an hour would be approximately $119,000, and (3) $7.25 an hour would be approximately $400,000. Additionally, certain states current minimum wage rates in which the Company operates is higher than the current federal rate of $5.15; therefore, if federal minimum wage rate increases are implemented, certain states may adopt additional state minimum wage rate increases to adjust to the cost of living and to meet the needs of citizens of each respective state. This could have an additional adverse impact on labor costs paid by the Company in the future.
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
          In October 2006, the Company implemented a menu price increase of approximately 3.0% at Company-operated restaurants in order to partially offset recent cost increases incurred by the Company. It may be difficult to continue to raise menu prices to fully cover any future cost increases, but to the extent permitted by competition, we may implement additional menu price increases if deemed necessary. Additional margin improvements may have to be made through operational improvements, equipment advances and increased volumes to help offset these cost increases, due to the competitive state of the quick-service restaurant industry.
          Company-operated same-store sales increased 2.1% and franchised same-store sales increased 1.9% during the thirty-nine weeks ended September 30, 2006. Average per-store annual unit sales volumes (“Average Unit Volumes”) were $871,000 at Company-operated stores and $887,000 at franchised stores as of September 30, 2006. The Company will continue with its marketing strategy of enhancing the Company’s points of differentiation and further positioning the Company as a premium fast-food provider. Management intends to continue testing new, bold-flavored premium product offerings and modifying existing menu offerings in order to drive positive trends for same-store sales and average unit volumes, both of which are key performance indicators in our industry. The Company will also continue to explore potentially extending operational hours at both Company-operated and franchised stores to accomplish these goals as well. By continuing to improve in these areas, the Company intends to offset some of the potential negative financial impacts of the other trends and uncertainties listed above.
Critical Accounting Policies and Estimates
          Our discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

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
          Management believes the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
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
Long-Lived Assets:
          The restaurant industry is capital intensive. The Company has approximately 69% of its total assets invested in property and equipment. The Company capitalizes only those costs that meet the definition of capital assets under generally accepted accounting principles. Accordingly, repairs and maintenance costs that do not extend the useful life of the asset are expensed as incurred.
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
          The Company has approximately $73,000 (net of a $17,000 allowance) related to a long-term note receivable taken by the Company related to the sale of a Company-operated restaurant and related equipment to a franchisee in 1999. Depending on certain factors, including the franchisee’s financial condition and profitability to the store, the Company may determine it is necessary to take an additional allowance against this receivable in the future. No payments were made on the note receivable and no adjustments to the allowance were made during the thirty-nine weeks ended September 30, 2006.
Deferred Income Taxes:
          The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $782,000 valuation allowance recorded on the Company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.
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
Stock-Based Compensation:
          SFAS No. 123, “Accounting for Stock-Based Compensation,” encourages but does not require a fair value based method of accounting for employee stock options or similar equity instruments. SFAS No. 123 allows an entity to continue to measure compensation costs under Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” but requires pro forma disclosure of net earnings as if the fair value based method of accounting had been applied. The Company previously elected to follow APB No. 25 and related interpretations in accounting for our employee stock options.
          We had generally not recorded compensation expense for options granted to employees because all prior options granted under our stock option plans were initially considered to have an exercise price equal to the market value of the underlying common stock on the date of grant. However, as described in the Explanatory Note included elsewhere in this report, we have found inaccuracies in the determination of measurement dates for certain stock option grants. In those instances where the fair market value of our common stock at the originally stated grant date was lower than the fair market value on the actual re-determined measurement date, in accordance with APB No. 25 and related interpretations, we have recorded stock-based compensation expense in this Form 10-Q.
          In December 2004, the FASB issued SFAS 123 (Revised), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for annual reporting periods beginning after June 15, 2005. The Company adopted SFAS 123R on January 1, 2006 (See Note 2 of the notes to unaudited condensed consolidated financial statements) and has recorded approximately $66,000 in stock based compensation expense relating to the thirty-nine weeks ended September 30, 2006 in addition to the $429,000 in stock based compensation expense related to the correction of the measurement dates of certain option grants as described in the explanatory note at the beginning of this Form 10-Q.
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
          As of December 31, 2005, the Company had $6.2 million in borrowings bearing interest at a rate equal to the one-month LIBOR plus 2%, adjusted monthly; therefore, the Company was exposed to market risk from changes in the one-month LIBOR rate during the first quarter of 2006. However, on May 5, 2006, the Company executed a cash flow hedging instrument (interest rate swap) to minimize interest rate fluctuation risk to convert all of the interest associated with this debt to a fixed rate of 7.75% through the maturity of the note payable. One-month LIBOR plus 2% was 7.08% on the date the swap was executed and was 7.3225% as of September 30, 2006. The Company records the excess or reduction in interest expense related to the swap rate in relation to the fixed rate in the period incurred. As of September 30, 2006, approximately $6.0 million in principal was outstanding under this note payable. If the fixed rate swap was not in place, a ten percent increase in current interest rates would result in approximately $44,000 of additional expense for the Company. The remainder of the Company’s long-term debt portfolio is financed with fixed rate debt, primarily in the form of capital leases.
Commodity Price Risk
          We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements on certain products. The Company receives contract pricing for chicken on a monthly basis; however, the cost the Company pays for beef fluctuates weekly based on beef commodity prices. The Company does not currently manage this risk with commodity future and option contracts. A ten percent increase in the cost of beef would result in approximately $500,000 of additional food costs for the Company annually.
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
          During the evaluation, management focused specific attention to the Company’s stock option granting and accounting practices in light of the adjustments to our financial statements to correct our historical accounting for compensation expense related to stock option grants. A detailed discussion of the correction of the error and the impact of the adjustment is included in the Explanatory Note at the beginning of this Form 10-Q.
          Our controls over the application of accounting policies related to the determination of the measurement date of stock options were ineffective to ensure that these policies complied with accounting principles generally accepted in the United States of America. Specifically, the deficiency in our controls over the application of our stock option accounting policies failed to identify errors in our financial statements, which resulted in adjustments to the Company’s condensed consolidated financial statements as described in this Form 10-Q.

          Accordingly, we concluded that this control deficiency constituted a material weakness in our internal control over financial reporting as of September 30, 2006. As a result of this determination, the Company’s management, including the CEO and CFO, concluded that our disclosure controls and procedures were not effective as of September 30, 2006. However, we have since corrected these deficiencies in our controls and procedures by implementing a more stringent Policy regarding the administration of stock options which includes additional review procedures over the approval and issuance of Equity Awards, including without limitation, stock option grants, and the application of appropriate assumptions and factors affecting our stock option accounting.
          The Policy states that the Board of Directors recognizes that the granting of Equity Awards presents specific legal, tax and accounting issues and that the Policy shall be followed in connection with all issuances of Equity Awards by the Company.
          Under the Policy, the Board of Directors has determined that the Compensation Committee of the Board remains best suited to review and approve Equity Awards. Accordingly, any Equity Awards shall be approved by the Compensation Committee or the full Board of Directors. To avoid the timing issues inherent in the Board or the Compensation Committee acting by unanimous written consent, the Policy requires all Equity Awards to be approved at a meeting (including telephonic meeting) of the Board of Directors or Compensation Committee, as the case may be, and not by written consent.
          The Policy expressly provides that the grant date of any Equity Award shall be the date of the meeting at which the award was approved and the exercise price shall be the closing price of the Company’s common stock on such date on the Nasdaq Stock Market, or any successor to such market on which the Company’s common stock is listed for trading.
          The Policy permits the Company to continue its practice of making grants to existing employees once per year. In the event of an Equity Award being granted to a new employee of the Company (“new hire”), the Policy allows the new hire to be notified that management will recommend to the Board or the Compensation Committee, as the case may be, an Equity Award, but that the Equity Award will not be approved, nor be deemed awarded, unless and until appropriate granting action is taken at a subsequent Board or Compensation Committee meeting following the commencement of employment of the new hire and such Equity Award shall be dated (and the exercise price shall be determined as of) the date of the Board or Compensation Committee meeting at which it is approved.
          The Policy requires that the details of every Equity Award shall be reflected in the minutes of the requisite Board or Compensation Committee meeting, which minutes shall be maintained in the respective minute books. These details will include, at a minimum, the following information:
•	Name of grantee;

•	Number of shares of common stock covered by any options or other Equity Awards being granted to the grantee;

•	Statement that the grant date is the date of the meeting at which the options are approved;

•	Statement that the exercise price of the option or other Equity Award shall be the closing price of the Company’s common stock on the Nasdaq Stock Market (or applicable successor market) on such date.
          Neither the Board of Directors nor Compensation Committee will be authorized to grant an unallocated “pool” of options to a group of individuals or otherwise delegate the authority to grant any options or other Equity Awards to any other person.

          Under the Policy, all Equity Awards shall be promptly communicated to the necessary accounting and legal personnel to assure proper reporting and accounting of the awards. Grant award packages shall be promptly distributed to each grantee, and in no event shall such communication be later than 20 days from the approval date.
          Management believes these changes will formalize and improve the internal practices for timely approving, documenting, recording and reporting stock options grants.
          There were no changes in our internal control during the quarter ended September 30, 2006, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, we have subsequently changed our accounting policies regarding the review, analysis and recording of stock option grants, including the selection and monitoring of appropriate assumptions and guidelines to be applied during the review and analysis of all stock option grants.
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
     Item 1A.   Risk Factors
     Except as noted below, during the thirty-nine weeks ended September 30, 2006, there have been no significant changes to the risk factors affecting the Company’s businesses that were discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.
We are not currently in compliance with the listing requirements of the Nasdaq Stock Market
     On November 14, 2006, we notified the SEC that because our Audit Committee’s investigation of our historical stock option grant practices was ongoing, we would not be able to timely file our Form 10-Q for the period ended September 30, 2006. On November 20, 2006, we received a Nasdaq Staff Determination notice stating that due to our failure to timely file our Form 10-Q for the quarter ended September 30, 2006, our common stock would be delisted from the Nasdaq Stock Market at the opening of business on November 29, 2006 unless we requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). On November 21, 2006, we submitted a request for a hearing before the Panel, which stayed the delisting pending our hearing. Our hearing occurred on February 1, 2007. At the hearing, we requested that the Panel grant us an extension until March 19, 2007 (and subsequently requested until March 30, 2007) to file our Form 10-Q for the period ended September 30, 2006. On March 19, 2007, the Company requested an extension until April 17, 2007, and on March 20, 2007, the Panel granted the request for such extension. The Company’s common stock will remain listed on the Nasdaq Stock Market until April 17, 2007. There can be no assurance, however, that the Panel will grant additional extension beyond April 17, 2007. Nevertheless, we expect to become in compliance with the Nasdaq’s listing requirements upon the filing of this Form 10-Q for the quarter ended September 30, 2006.

We face the possibility of additional actions relating to our past stock option granting practices.
     As described in the Explanatory Note at the beginning of this Form 10-Q, as a result of our Audit Committee’s investigation of our historical stock option granting practices, our Audit Committee has concluded that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, we have recorded additional non-cash share-based compensation expense, and related tax effects, with regard to certain past stock option grants, and we have recorded adjustments to the financial statements included in this Form 10-Q. Our Audit Committee’s investigation and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows. While we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we have accounted for and reported the financial impact. Accordingly, there is a risk that we may have to restate our prior financial statements, amend prior filings with the SEC or take other actions not currently contemplated. In addition, our past stock option granting practices and the restatement of prior financial statements have exposed us to greater risks associated with possible future government actions and shareholder lawsuits and we can provide no assurance regarding the initiation or outcomes of such actions or lawsuits.
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
BACK YARD BURGERS, INC.

Date: March 29, 2007	By:	/s/ Lattimore M. Michael
Lattimore M. Michael
Chairman and Chief Executive Officer

Date: March 29, 2007	By:	/s/ Michael G. Webb
Michael G. Webb
Chief Financial Officer