Form 10-K
period 2006-12-30
BACK YARD BURGERS INC
filed 2007-04-16
CIK 901495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-12104
BACK YARD BURGERS, INC.
(Name of registrant as specified in its charter)

Delaware	64-0737163
(State or other jurisdiction of	(IRS employer
incorporation or organization)	identification no.)

1657 N. Shelby Oaks Drive, Suite 105
Memphis, Tennessee	38134-7401
(Address of principal executive offices)	(Zip code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock $.01 par value	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐      No ☒
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.           Yes ☐      No ☒
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒      No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☒
     The aggregate market value of common stock held by non-affiliates on July 1, 2006 was approximately $16,811,000.
     The number of shares outstanding of the registrant’s common stock as of March 30, 2007 was 5,125,747.
     Certain portions of Part III are incorporated by reference from the registrant’s proxy statement relating to the annual meeting of stockholders which will be filed with the Commission no later than 120 days from the fiscal year end covered by this Form 10-K.

FORWARD-LOOKING STATEMENTS:
ASSUMPTIONS USED IN THIS REPORT
PART I
PART II
PERFORMANCE GRAPH
PART III
PART IV
SIGNATURES
INDEX TO FINANCIAL SUPPLEMENT TO ANNUAL REPORT ON FORM 10-K FOR THE YEAR ENDED DECEMBER 30, 2006
Selected Consolidated Financial Data
Ex-10.31 Retention and Change in Control Agreement dated October 9, 2006
Ex-21 Subsidiaries of the Registrant
Ex-23.1 Consent of Independent Registered Public Accounting Firm
Ex-31.1 Section 302 Certification of the CEO
Ex-31.2 Section 302 Certification of the CFO
Ex-32.1 Section 906 Certification of the CEO
Ex-32.2 Section 906 Certification of the CFO

FORWARD-LOOKING STATEMENTS:
This Form 10-K, the documents that we incorporate by reference, and other written reports and oral statements made from time to time by us and our representatives contain “forward-looking statements” within the meaning of the federal securities laws. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding our financial position, results of operations, growth strategy and plans for future expansion, product development, economic conditions, and other similar forecasts and statements of expectation. We generally indicate these statements by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases. Forward-looking statements are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the Company. The factors that could cause our actual results to differ materially, many of which are beyond our control, include, but are not limited to, the factors described under Risk Factors, including the following: delays in opening new stores or outlets because of weather, local permitting, and the availability and cost of land and construction; increases in competition and competitive discounting; increases in minimum wage and other operating costs; shortages in raw food products; volatility of commodity prices; road and other construction adversely impacting access and curb appeal; consumer preferences, spending patterns and demographic trends; the possibility of unforeseen events affecting the industry generally; the possibility of unforeseen events affecting the beef and poultry industries, and other risks described from time to time in our periodic reports filed with the Securities and Exchange Commission. Back Yard Burgers, Inc. disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.
ASSUMPTIONS USED IN THIS REPORT
Throughout this report, our fiscal years ended December 28, 2002, January 3, 2004, January 1, 2005, December 31, 2005 and December 30, 2006 are referred to as fiscal years 2002, 2003, 2004, 2005 and 2006, respectively. Our fiscal year ends on the Saturday closest to December 31 in each year. Our fiscal years typically consist of 52 weeks except for 2003 which was a 53-week year. All prior quarters consisted of 13 weeks except for 2003 which included a final quarter of 14 weeks.
PART I
ITEM 1. BUSINESS
General
     Back Yard Burgers, Inc. (referred to herein as the “Company” or in the first person as “we”, “our”, and “us”) operates and franchises quick-service restaurants in 20 states, primarily in markets throughout the Southeast region of the United States. Our restaurants specialize in charbroiled, freshly prepared, great tasting food. As our name implies, we strive to offer the same high-quality ingredients and special care typified by outdoor grilling in your own back yard. Our menu features made-to-order gourmet Black Angus hamburgers and chicken sandwiches — charbroiled over an open flame, fresh salads, chili and other special entrees as well as hand-dipped milkshakes, fresh-made lemonade and fresh-baked cobblers. As of December 30, 2006, our operations included 44 Company-operated restaurants in 4 states and 136 franchised restaurants in 20 states.
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
     Recent Developments
     In October 2006, the Company’s senior management team initiated an informal review of the Company’s historical stock option grant practices and related accounting treatment. On October 12, 2006, the Company’s senior management advised the Company’s Board of Directors that the review had been commenced and the Board directed senior management to continue its review and report its findings to the Audit Committee of the Board of Directors as soon as practicable. On October 30, 2006, the Company’s senior management team reported its preliminary findings to the Board’s Audit Committee and, as part of the report, recommended that the Audit Committee oversee a formal investigation of the Company’s historical stock option grant practices. The Audit Committee undertook its investigation with the assistance of independent legal counsel to assist it in its factual investigation of the Company’s historical stock option grant practices. The Audit Committee also engaged independent accounting experts to both assist its legal counsel in their factual investigation and assist the Company in establishing the appropriate measurement date for each of the Company’s stock option grants during the period under review. The Audit Committee’s investigation covered a period of time from June 25, 1993, the date of the Company’s initial public offering, to August 12, 2005, the last date on which the Company granted stock options.
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
     In the course of its investigation, the Audit Committee did not find any evidence of fraudulent conduct on the part of members of the Company’s Board of Directors, Compensation Committee or senior management team in the granting of stock options. However, the Audit Committee concluded that the measurement dates previously used by the Company with respect to certain stock option grants made during the period under review differed from the appropriate measurement dates that should have been used with respect to such awards pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. As a result, revised measurement dates were applied to the affected option grants and in the third quarter of 2006 the Company has recorded a total of $311,000 (net of a $118,000 tax benefit) of additional stock-based compensation expense relating to years prior to 2006 for the 13 years covered by the Audit Committee’s investigation.
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
Stock options issued with favorable exercise prices in certain periods compared to stock prices before or after grant date
     Rather than making stock option grants to various employees several times per year, the Company’s policy has generally been to make stock option grants to existing employees once per year. Although the specific date on which the Company made its annual stock option grants has varied during the thirteen year period covered by the Audit Committee’s investigation, the Company’s policy at the time of the 2001 and 2002 annual stock option grants was for the grants to be made January 1st of each respective year.
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
Inaccurate measurement date for 2002 automatic grants to three independent directors
     The Company’s 1995 Incentive Award Plan contained a provision for the automatic grant of stock options to independent directors on the tenth day after the Company’s annual stockholders meeting. It was noted during the investigation that in 2002, the Company’s 2002 annual stockholders meeting was held on May 16, 2002. The automatic grants for that year were granted with an exercise price equal to the closing price of the Company’s common stock on May 28, 2002 (the 10th day the meeting was Sunday, May 26, 2002, and the following Monday, May 27, 2002, was Memorial Day, on which the stock markets were closed). After further review, it was determined that the grants should have been made on May 24, 2002, the last business day before the tenth day after the Company’s annual stockholders meeting. The closing price of the Company’s common stock on May 28, 2002 was $10.13 and the closing price of the Company’s common stock on May 24, 2002 was $10.93, resulting in an $0.80 difference in the exercise price and the measurement date price. This resulted in an approximate $8,000 (net of a $4,000 tax benefit) adjustment related to the 15,000 shares issued under the May 28, 2002 grant.
Inaccurate measurement dates for two new hires and one independent director
     In the course of its investigation, the Audit Committee identified grants made by the Company’s Chief Executive Officer to two employees in connection with their hiring in 1999 and 2005, respectively, for which the grant date for their respective stock options was prior to their respective start dates with the Company (although the grant dates were subsequent to the employees having accepted their respective offers of employment with the Company). The Audit Committee determined that the appropriate measurement dates with respect to these grants should have been the first day of service with the Company. These two grants were made for a total of 28,000 stock options. The cumulative impact of adjusting the measurement dates of these two stock option grants to the respective dates on which the respective employees commenced employment with the Company is $1,000.
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
     The stock options issued as part of the 1998 annual stock option grant were approved for issuance at a meeting of the Company’s Compensation Committee on January 15, 1998. The minutes of that meeting did not specify a grant date for the options. Prior to the implementation of The Sarbanes-Oxley Act of 2002, the Compensation Committee did not customarily specify a grant date when approving the annual option grants but rather delegated that decision to the Company’s senior management, with the expectation that the Company’s senior management would issue the options at a time and in a manner that was consistent with the then current Company policy. At the time, it was the Company’s policy that its annual option grants would be issued on the first business day of the second fiscal quarter. In the case of the 1998 annual stock option grants, this date would have been April 5, 1998. The Audit Committee determined that the Company issued the award agreements reflecting the 1998 annual stock option grants on February 27, 1998 and February 28, 1998 and used those dates for accounting purposes as the appropriate measurement dates. Based on historical closing prices for the Company’s common stock on the NASDAQ Capital Market, February 27, 1998 represented the lowest closing price for the Company’s common stock during the period between January 15, 1998, the date the Compensation Committee approved the grants, and April 5, 1998, the first business day of the Company’s second fiscal quarter. Based on the information obtained by the Audit Committee in the course of its review, the Audit Committee concluded that the Company did in fact execute the award agreements reflecting the 1998 annual stock option grant on February 27, 1998 and February 28, 1998. As no explicit grant date was approved by the Compensation Committee and there are no findings to suggest that the Company’s management acted inappropriately in the issuing the options on February 27, 1998 and February 28, 1998, the Company has not made any adjustments to its financial statements associated with the 1998 annual stock option grant.
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
     The Policy requires that the details of every Equity Award shall be reflected in the minutes of the requisite Board or Compensation Committee meeting, which minutes shall be maintained in the respective minute books. These details will include, at a minimum, the following information:
•	Name of grantee;

•	Number of shares of common stock covered by any options or other Equity Awards being granted to the grantee;

•	Statement that the grant date is the date of the meeting at which the options are approved;

•	Statement that the exercise price of the option or other Equity Award shall be the closing price of the Company’s common stock on the NASDAQ Capital Market (or applicable successor market) on such date.
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
Regulatory Matters
     The Company has advised the SEC of the Audit Committee’s investigation of its stock option grant practices and the Company intends to cooperate with the SEC in any investigation into this matter. As of the date of this Form 10-K, the Company has not been notified of any commencement by the SEC or other governmental agencies of any investigation into the Company’s stock option granting practices.
     On November 14, 2006, the Company notified the SEC that because its Audit Committee’s investigation of the Company’s historical stock option grant practices was ongoing, the Company would not be able to timely file its Form 10-Q for the period ended September 30, 2006. On November 20, 2006, the Company received a Nasdaq Staff Determination notice stating that due to its failure to timely file its Form 10-Q for the quarter ended September 30, 2006, the Company’s common stock would be delisted from the NASDAQ Capital Market at the opening of business on November 29, 2006 unless the Company requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). On November 21, 2006, the Company submitted a request for a hearing before the Panel, which stayed the delisting pending the hearing. The hearing occurred on February 1, 2007. At the hearing, the Company requested that the Panel grant it an extension until March 19, 2007 to file its Form 10-Q for the period ended September 30, 2006. On March 19, 2007, the Company requested an extension until April 17, 2007, and on March 20, 2007, the Panel granted the request for such extension. The Company filed its Quarterly Report on Form 10-Q for the period ended September 30, 2007, on March 27, 2007. On April 2, 2007, the Company received notice from the Panel that it was in compliance with all Nasdaq Marketplace Rules and that the Panel had determined to continue the listing of the Company’s common stock on The NASDAQ Capital Market.
     The Company determined the impact of recording the charges for stock-based compensation was not material to fiscal years 2005 and 2004, and recording the cumulative out-of period charges in fiscal year 2006 would not be material to that period, and accordingly recorded the adjustments relating to stock option practices in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, This conclusion was reached based on an analysis of the adjustments under both Staff Accounting Bulletin 99 and 108. Management concluded that none of the adjustments were material to any of the financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and there were no qualitative issues identified during the investigation that would require restatement under Staff Accounting Bulletin 99 or 108.
     See Note 3 to the consolidated financial statements for a detail of the adjustments.
Costs of Investigation and Legal Activities
     The Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of its financial statements and related regulatory matters. The Company has expenses of approximately $350,000 related to these matters, and these costs have been recorded as general and administrative costs in the quarter ended December 30, 2006.
Operating Strategy
     Our restaurants are designed to project a back yard theme that emphasizes charbroiled, freshly prepared, great tasting food, including gourmet Black Angus hamburgers, chicken sandwiches and other gourmet items as customers would prepare in their own back yard. Our operating strategy includes:
•	serving premium quality, great tasting food comparable to that of the best full-service casual dining restaurants;

•	utilizing restaurant designs featuring a single drive-thru concept integrated with an inviting indoor dining area, which projects a uniform image and creates pleasing curb appeal;

•	providing fast and friendly service with emphasis on a positive customer experience;

•	offering a diverse menu of freshly prepared food items that are competitive with the everyday prices of the three largest hamburger chains; and

•	actively training, supervising and supporting franchised and Company-operated restaurants.

Growth Strategy
     During 2007, we will continue to focus on opening new franchised restaurants and increasing same-store sales. Our growth strategy is to continue to:
•	set our restaurants apart from fast-food competition by serving premium fast food, enhancing the interiors of our dine-in facilities and re-imaging existing franchise facilities with the Company’s new logo and color schemes so that the design and feel of our restaurants will match the standards set by the quality of the food;

•	improve the work flow of existing units to improve productivity and throughput;

•	develop additional Company-operated restaurants in existing markets and fund such development with cash flow from operations and additional debt or equity financing where warranted;

•	test new and improved operational technology systems that should enable the Company and our franchisees to increase sales, control operating costs and build customer loyalty through innovative technology solutions including: new state of the art biometric point-of-sale systems, self-serve kiosks, interactive customer ordering, back office software, enterprise reporting, loyalty programs, point-of-sale hardware and support;

•	analyze results of two new Company-operated restaurants with playgrounds and determine if future store facilities will include playgrounds (each playground centerpiece is a tree house, which the company feels will further enhance our back yard theme and increase restaurant traffic);

•	develop additional franchised restaurants, primarily within existing markets, with a committed and experienced group of franchisees (we expect that 14 to 18 franchised restaurants will open in 2007); and

•	continue to develop and improve sales of our breakfast menu with targeted system-wide availability by the end of 2007 (currently, breakfast is being served at 21 of our locations, thirteen of which are Company-operated and eight franchised).

Restaurant Operations
     Restaurant Locations. The following tables set forth the number of restaurants located in each market of the Company’s system at December 30, 2006.

Company-operated:		Franchised:
	Number of		Number of
Core Markets	Restaurants	Core Markets	Restaurants
Memphis, TN Area	27	Kansas City, MO Area	12
Little Rock, AR Area	7	Atlanta, GA Area	10
Nashville, TN Area	6	Springfield, MO Area	6
Gulf Coast, FL Area	4	Charlotte, NC Area	5

Total	44	Birmingham, AL Area	4

		Jackson, MS Area	4
		Orlando, FL Area	4
		Hickory, NC Area	3
		Knoxville, TN Area	3
		Memphis, TN Area	3
		Tulsa, OK Area	3
		Waco, TX Area	3
		Asheville, NC Area	2
		Baton Rouge, LA Area	2
		Chattanooga, TN Area	2
		Huntsville, AL Area	2
		Lexington, KY Area	2
		Little Rock, AR Area	2
		Montgomery, AL Area	2
		Oklahoma City, OK Area	2
		Paducah, KY Area	2
		State College, PA Area	2
		Tupelo, MS Area	2

		Other Markets(1)
		Georgia	9
		Mississippi	8
		Kentucky	6
		Louisiana	4
		Alabama	3
		South Carolina	3
		North Carolina	3
		Tennessee	3
		Florida	2
		Indiana	2
		Missouri	2
		Virginia	2
		Arkansas	1
		Illinois	1
		Kansas	1
		Nebraska	1
		Ohio	1
		Pennsylvania	1
		Texas	1

		Total	136

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

	Year Ended
	December 30,	December 31,		January 1,	January 3,
	2006	2005		2005	2004
Restaurants
Company-operated
Open at beginning of period	44	42		42	42
Opened during period	2	1		2	1
Converted to Company	0	4		0	0
Converted to Franchise	(1)	0		(1)	0
Closed during period	(1)	(3)		(1)	(1)

Open at end of period	44	44		42	42

Franchised (a)
Open at beginning of period	127	114		90	77
Opened during period	17	32		31	19
Converted to Company	0	(4)		0	0
Converted to Franchise	1	0		1	0
Closed during period	(9)	(15	)(b)	(8)	(6)

Open at end of period	136	127		114	90

Total Restaurants	180	171		156	132

(a)	As of March 30, 2007, two franchised restaurants have opened since December 30, 2006, one in Florence, AL and one in Branson, MO, and two franchised restaurants closed, one in Alpharetta, GA and one in Springfield, MO.

(b)	Includes the closing of 9 co-branded restaurants with Taco Bell. The co-branding relationship between the Company and YUM! Brands, Inc. was terminated during 2005.
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
     Prior to 1994, the Company operated and franchised predominately double drive-thru restaurants without indoor dining. Since that time, the Company has added a number of indoor dining facilities to its operations, including the retrofitting of many existing double drive-thru restaurants to include indoor dining. At December 30, 2006, the number of restaurants with indoor dining was 36 Company-operated facilities and 127 franchised facilities.
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
     Management and Employees. Each Company-operated restaurant employs approximately 25 employees, many of whom work part-time. The management staff of a typical restaurant operated by the Company consists of a general manager and two assistant managers. Each Company-operated restaurant unit supervisor reports directly to a district manager. The district managers are able to provide close, hands-on management of each Company-operated restaurant since they have responsibility for only four to nine restaurants. Each district manager reports directly to the director of operations.
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
     Each area development agreement establishes the number of restaurants the franchisee is to construct and open in the territory during the term of the area development agreement after considering many factors, including the residential, commercial and industrial characteristics of the area, geographic factors, population of the area and the previous experience of the franchisee. The franchisee’s development schedule for the restaurants is set forth in the area development agreement. As of December 30, 2006, the Company had entered into franchise agreements and area development agreements with certain franchisees that require them to open or have under construction a minimum of 238 restaurants by the end of August 31, 2013. Of the 136 franchised restaurants open as of December 30, 2006, 76 were being operated under area development agreements by multiple unit franchisees and 60 were being operated under single franchise agreements by single unit franchisees. The Company may revoke an area development agreement of any franchisee that is unsuccessful in meeting its projected development schedule. No area development agreements were terminated during 2004 or 2005; however, during 2006 the Company terminated four of these agreements which related to the development of up to 44 stores and total deferred fees (net of sales commissions) of $99,100 due to lack of required development under the agreements. The Company does anticipate the termination of at least eleven additional agreements in 2007, which relate to the development of up to 54 stores. The total deferred fees associated with these agreements (net of sales commissions) are approximately $258,000, of which the Company will recognize a portion or all upon termination of these agreements. The Company believes that its overall experience with franchisees who commit to develop restaurants under franchise agreements and area development agreements has been favorable, although there can be no assurance that future performance by franchisees under these agreements will be successful.
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
     Franchise Fees and Royalties. Under the current franchise agreement, each franchisee is generally required to pay a franchise fee of $25,000. If a franchisee purchases franchise development rights in an area pursuant to an area development agreement, the franchisee must pay $25,000 for the first restaurant and agree to pay a franchise fee of $22,000 for each additional restaurant covered under the agreement. With respect to the area development agreement, the amount of the fee varies depending upon the number of restaurants the Company estimates can be developed within the territory. Upon signing the area development agreement, the franchisee will pay to the Company a franchise fee of $25,000 for the first restaurant, plus a $5,000 (per restaurant) area development fee (to be credited toward the subsequent $22,000 franchise fees(s)) for subsequent restaurants covered under the area development agreement. For example, for a franchisee whose area development agreement requires the development of five restaurants, the franchise fee will be $25,000 for the first restaurant and the upfront area development fee will by $20,000, and the franchise fee will be $17,000 ($22,000 less $5,000) for each of the next four restaurants for an aggregate total of $113,000. Each franchisee is also generally required to pay the Company a weekly royalty of 4% of the restaurant’s taxable sales and to pay 1% of the restaurant’s weekly taxable sales to the Company’s national advertising fund. Each restaurant is required to spend not less than 2% of the restaurant’s taxable sales on local store marketing.
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

Employees
     As of March 1, 2006, the Company employed approximately 1,000 persons in its restaurant operations, 37 of whom are corporate personnel, 138 of whom are restaurant management and supervisory personnel and the remainder of whom are hourly restaurant personnel.
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
ITEM 1A. RISK FACTORS
We face the possibility of additional actions relating to our past stock option granting practices.
     As a result of our Audit Committee’s review of our historical stock option granting practices, our Audit Committee has concluded that incorrect measurement dates were used for financial accounting purposes for stock option grants made in certain prior periods. As a result, we have recorded additional compensation expense, and related tax effects, with regard to certain past stock option grants. All of these adjustments were recorded in the financial statements included in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Our Audit Committee’s review and related activities have required us to incur substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from our business, and could in the future harm our business, financial condition, results of operations and cash flows. While we believe that we have made appropriate judgments in determining the correct measurement dates for our stock option grants, the SEC may disagree with the manner in which we have accounted for and reported the financial impact. Accordingly, there is a risk that we may have to restate our prior financial statements, amend prior filings with the SEC or take other actions not currently contemplated. In addition, we may be exposed to greater risks associated with possible future government actions and shareholder lawsuits relating to our past stock option granting practices and we can provide no assurance regarding the initiation or outcomes of such actions or lawsuits. For a description of the Audit Committee’s review and findings, see Item 1 — Business under “Recent Developments”.
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
     Our menu features made-to-order gourmet Black Angus hamburgers and chicken sandwiches, fresh salads, chili and other special entrees as well as hand-dipped milkshakes, fresh-made lemonade and fresh-baked cobbler. Our continued success depends, in part, upon the popularity of these foods in the quick serve restaurant market. The fast food industry is characterized by the frequent introduction of new products, accompanied by substantial promotional campaigns. In recent years, numerous companies in the fast food industry have introduced products positioned to capitalize on growing consumer preference for food products which are upscale and are, or are perceived to be, healthful, nutritious, low in calories and low in fat content. Our success will depend in part on our ability to anticipate and respond to changing consumer preferences, tastes and eating and purchasing habits, as well as other factors affecting the food service industry, including new market entrants and demographic changes.
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
     We compete primarily based on the quality of our food and guest service, rather than price. We implemented a menu price increase of approximately 3% effective in October 2006 in order to partially offset increased costs of beef and other operating expenses. Although we have not experienced significant consumer resistance to our past price increases, we cannot provide assurance that these or other future price increases will not deter guests from visiting our restaurants in favor of lower-price competitors.
If our franchisees cannot develop new restaurants, our growth and success may be impeded.
     Our ability to grow is dependent on the development of franchised restaurants pursuant to existing area development agreements and franchise agreements, as well as the pursuit of additional franchised restaurants pursuant to new area development agreements and franchise agreements. Under our current form of area development agreement, franchisees must develop a predetermined number of restaurants in their area according to a schedule that lasts for the term of their development agreement. The Company may revoke an area development agreement of any franchisee that is unsuccessful in meeting its projected development schedule. The Company anticipates the termination of at least eleven area development agreements, which relate to the development of up to 54 stores, during 2007 due to lack of required development under the agreements.
Our expansion into new markets may present increased risks due to our unfamiliarity with the area.
     Some of our new restaurants will be located in areas where we have little or no meaningful experience and where there is the lack of market awareness of the Back Yard Burgers® brand. Those markets may have competitive conditions, consumer tastes and discretionary spending patterns that are different from our existing markets, which may cause our new restaurants to be less successful than restaurants in our existing markets.
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
     As of December 30, 2006, our operations included 44 Company-operated restaurants and 136 franchised restaurants in the Southeast region of the United States, primarily in the states of Alabama, Arkansas, Florida, Georgia, Mississippi, Missouri and Tennessee. As a result, we are particularly susceptible to adverse trends and economic conditions in this region, including its labor market. In addition, given our geographic concentration, negative publicity regarding any of our restaurants in the Southeastern United States could have a material adverse effect on our business and operations, as could other regional occurrences such as local strikes, energy shortages or increases in energy prices, droughts, earthquakes, fires or other natural disasters.
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
     Our growth in the past has depended on the services and performance of Lattimore M. Michael, our Chairman and Chief Executive Officer. On February 27, 2006, we announced that we would separate the roles of Chairman and CEO and that, upon retaining an individual to serve as President and CEO of the Company, Mr. Michael would resign from his position as CEO. Our future performance will depend on our ability to recruit and retain an individual to serve as President and CEO of the Company. Competition for qualified executives is intense. The inability to attract additional qualified personnel as needed could materially harm our business.
Compliance with changing regulation of corporate governance and public disclosure may result in additional expense.
     Keeping abreast of, and in compliance with, changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, new SEC regulations and Nasdaq Stock Market rules, has required an increased amount of management attention and external resources. We remain committed to maintaining high standards of corporate governance and public disclosure. As a result, we intend to invest all reasonably necessary resources to comply with evolving standards, and this investment may result in increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance-related activities.
Our future success depends on our ability to protect our proprietary information.
     Our business prospects will depend in part on our ability to develop favorable consumer recognition of the Back Yard Burgers® name and logo. Although Back Yard Burgers® and the kettle and flame logo are federally registered trademarks with the United States Patent and Trademark Office; our trademarks could be infringed in ways that leave us without redress.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     None

ITEM 2. PROPERTIES
     Of the 44 Company-operated restaurants as of December 30, 2006, the Company has entered into leases, as lessee, for 30 restaurants. The Company owns the real property for 14 restaurants. The Company’s leases are generally written for a term of five to 15 years with one or more five-year renewal options. The Company’s average monthly lease cost for the 13 Company-operated restaurants occupied under a ground lease is approximately $3,700 per month. For the 17 restaurants where the Company leases the building as well as the site, the average monthly cost is approximately $6,000 per month. Of the 30 restaurant leases, 23 are operating leases and 7 are capital leases.
     The Company’s executive offices are located in approximately 7,500 square feet of leased space at 1657 N. Shelby Oaks Drive, Suite 105, Memphis, Tennessee 38134. The Company’s lease expires August 31, 2007 and provides for an average monthly rent of approximately $6,700. The Company also has a National Training Center located in approximately 2,500 square feet of lease space at 7780 Stage Road, Bartlett, Tennessee, 38135. This lease expires July 31, 2014 and provides for an average monthly rent of approximately $3,500. BYB Properties, Inc., a wholly-owned subsidiary of the Company, rents nominal office space at 103 Faulk Road, Suite 200, Wilmington, Delaware 19803. The average monthly rent for this space is approximately $400.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
     The Company’s common stock is traded and quoted on The NASDAQ Capital Market, Inc. under the symbol “BYBI.” The following table sets forth, for all periods indicated, the high and low closing bid prices for the common stock as reported by NASDAQ Capital Market. Such price information contains inter-dealer prices, without retail mark-up, mark-down or commissions paid, and may not necessarily reflect actual transactions.

Quarter Ended	High	Low
April 2, 2005	$7.53	$5.76
July 2, 2005	$6.04	$5.13
October 1, 2005	$5.80	$4.70
December 31, 2005	$5.55	$4.75

March 31, 2006	$5.07	$4.32
June 30, 2006	$5.80	$4.60
September 29, 2006	$6.05	$5.00
December 30, 2006	$6.11	$5.08
     At March 30, 2007, the common stock of record was held by approximately 500 record stockholders. On March 30, 2007, the last sale price for the common stock as reported by NASDAQ Capital Market was $5.41 per share.

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
PERFORMANCE GRAPH
     The graph below shows a comparison for the past five years of the cumulative total stockholder returns, assuming reinvestment of dividends (the Company paid no dividends during this period), for the Company’s common stock, the S&P SmallCap 600 Index, and the S&P SmallCap 600 Restaurants Index, assuming a $100 investment as of the beginning of the period.

		INDEXED RETURNS
	Base	Years Ending
	Period
Company/Index	2001	2002	2003	2004	2005	2006
Back Yard Burgers, Inc.	100	97.99	156.76	188.44	124.87	131.91
S&P Smallcap 600 Index*	100	84.55	117.69	144.11	155.18	178.64
S&P SmallCap 600 Restaurants*	100	93.25	126.15	153.37	157.11	174.75

*	Source — Standard & Poor’s Investment Services Division

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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     On May 18, 2006 Back Yard Burgers, Inc., (the “Company”) dismissed PricewaterhouseCoopers, LLP as the Company’s independent registered public accounting firm, as described in the Company’s Current Report on Form 8-K previously filed with the Securities and Exchange Commission on May 24, 2006.
     On August 11, 2006 the Company engaged the firm of BDO Seidman, LLP as its new Independent Registered Public Accounting Firm, as described in the Company’s Quarterly Report on Form 10-Q for the period ended July 1, 2006 and filed with the Securities and Exchange Commission on August 15, 2006. The engagement of BDO Seidman, LLP was approved by the Company’s Board of Directors. During the fiscal years 2004 and 2005, the Company did not consult with BDO Seidman, LLP on any matters of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. The Company has authorized PricewaterhouseCoopers, LLP, its previous Independent Registered Public Accounting Firm, to respond fully to all inquiries from BDO Seidman, LLP.
ITEM 9A. CONTROLS AND PROCEDURES
     The Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (as amended, the “Exchange Act”) as of the end of the period covered by the report. The evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”).
     Based on this evaluation, which included the findings of the Company’s Audit Committee as part of its review of the Company’s historical stock option granting practices and the adjustments to our consolidated financial statements resulting from that review, our CEO and CFO concluded that our disclosure controls and procedures constituted a material weakness in our internal control over financial reporting as of December 30, 2006. In making this determination, we concluded that our controls over the application of accounting policies related to the determination of the measurement date of stock options were ineffective to ensure that these policies complied with accounting principles generally accepted in the United States of America. Specifically, the deficiency in our controls over the application of our stock option accounting policies failed to identify errors in our financial statements, which resulted in adjustments to the Company’s consolidated financial statements. A detailed discussion of the correction of these errors and the impact of the adjustment to our consolidated financial statements is included in Part I, Item 1 under Recent Developments in this Form 10-K.
     We have since corrected these deficiencies in our controls and procedures by implementing a formal policy (the “Policy”) with respect to the granting of options or other equity incentive awards (“Equity Awards”) which includes additional review procedures over the approval and issuance of Equity Awards, including without limitation, stock option grants, and the application of appropriate assumptions and factors affecting our stock option accounting.
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
     The Policy expressly provides that the grant date of any Equity Award shall be the date of the meeting at which the award was approved and the exercise price shall be the closing price of the Company’s common stock on such date on the NASDAQ Capital Market, or any successor to such market on which the Company’s common stock is listed for trading.
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
     There were no changes in our internal control during the quarter ended December 30, 2006, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, as described above, we have subsequently changed our accounting policies regarding the review, analysis and recording of stock option grants, including the selection and monitoring of appropriate assumptions and guidelines to be applied during the review and analysis of all stock option grants.
ITEM 9B. OTHER INFORMATION
     None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE AND CORPORATE GOVERNANCE
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information required by Items 10, 11, 12, 13 and 14 is incorporated herein by reference from the Company’s definitive proxy statement which will be filed with the SEC within 120 days after the close of our fiscal year.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Consolidated Financial Statements
     The following consolidated financial statements, notes related thereto and report of independent registered public accounting firm are referenced in Item 8 of this Form 10-K and are incorporated herein by reference from the Financial Supplement:
•	Consolidated Balance Sheets as of December 30, 2006 and December 31, 2005

•	Consolidated Statements of Operations for the years ended December 30, 2006 and December 31, 2005 and January 1, 2005

•	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 30, 2006 and December 31, 2005 and January 1, 2005

•	Consolidated Statements of Cash Flows for the years ended December 30, 2006 and December 31, 2005 and January 1, 2005

•	Notes to Consolidated Financial Statements

•	Reports of Independent Registered Public Accounting Firms
(a)(2) Consolidated Financial Statement Schedules:
     All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are not applicable and therefore have been omitted.

(a)(3) Exhibits

Exhibit
Number	Description
3.1	Restated Certificate of Incorporation. (4)

3.2	Amended and Restated By-Laws. (2)

4.1	Specimen Common Stock Certificate. (2)

10.1	Employment Agreement, dated April 15, 1993, between the Registrant and Lattimore M. Michael.(1)

10.2	Form of Incentive Stock Option Plan of 1993. (1)

10.3	Lease, dated February 1, 1990, between Trezevant Properties and the Registrant.(1)

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

10.9	Capital Contribution Agreement between Back Yard Burgers, Inc. and BYB Properties, Inc. dated October 10, 1997. (5)

10.10	Trademark Assignment by Back Yard Burgers, Inc. to BYB Properties, Inc. dated October 10, 1997.(5)

10.11	Trademark License Agreement between BYB Properties, Inc. and Back Yard Burgers, Inc. dated October 10, 1997.(5)

10.12	Revolving Loan Agreement regarding Uncommitted Line of Credit Agreement from BYB Properties, Inc. to Back Yard Burgers, Inc. dated October 10, 1997.(5)

10.13	Promissory Note by and between BYB Properties, Inc. and Back Yard Burgers, Inc. dated October 10, 1997.(5)

Exhibit
Number	Description
10.14	Tax Sharing Agreement between BYB Properties, Inc. and Back Yard Burgers, Inc. dated October 10, 1997.(5)

10.15
Form of Joint Venture Agreement of Lester’s Back Yard Burgers Joint Venture IV by and among William L. Lester, Pattie F. Lester, Alexandra B. Litow, Andrew R. Litow and Back Yard Burgers, Inc., dated August 28, 1998. (6)

10.16	Lease agreement by and between Belz Devco, L.P. and Back Yard Burgers, Inc. dated November 12, 1999.(7)

10.17	2002 Equity Incentive Plan of Back Yard Burgers, Inc.(8)

10.18	Loan agreement by and between First Tennessee Bank and Back Yard Burgers, Inc. dated February 11, 2003.(9)

10.19	Lease agreement by and between Batesville Back Yard Properties, LLC and Back Yard Burgers, Inc. dated May 1, 2002. (10)

10.20	Severance Agreement, dated October 11, 2004, between the Registrant and Lattimore M. Michael. (11)

10.21	Separation Agreement by and between Back Yard Burgers, Inc. and William N. Griffith dated January 7, 2005.(12)

10.22	Consulting Services Agreement by and between Back Yard Burgers, Inc. and William N. Griffith dated January 7, 2005.(12)

10.23	Amendment to Stock Option Plans and Agreement by and between Back Yard Burgers, Inc. and William N. Griffith dated January 7, 2005.(12)

10.24	Franchise Agreement by and between Back Yard Burgers, Inc. and William N. Griffith dated January 7, 2005.(12)

10.25	Area Development Agreement by and between Back Yard Burgers, Inc. and William N. Griffith dated January 7, 2005.(12)

10.26
Agreement for Purchase and Sale of Assets dated as of the 18 th day of October, 2005 by and among Back Yard Burgers, Inc., Charles L. Rodgers, Tennessee, Southern Restaurant Development, LLC, and CLR Management, LLC. (13)

10.27	Loan Agreement dated November 17, 2005 by and among First Tennessee Bank National Association and Back Yard Burgers, Inc. and its subsidiaries. (14)

10.28	Form of Secured Promissory Note dated November 17, 2005 in the principal amount of $6,200,000 payable by Back Yard Burgers, Inc. to First Tennessee Bank National Association.(14)

10.29	Separation Agreement and General Release dated February 27, 2006 by and between Michael W. Myers and Back Yard Burgers, Inc. (15)

10.30	Employment Agreement dated April 4, 2006 by and between Lattimore M. Michael and Back Yard Burgers, Inc. (16)

10.31*	Retention and Change in Control Agreement dated October 9, 2006 by and between Michael G. Webb and Back Yard Burgers, Inc.

21*	Subsidiaries of the Registrant.

23.1*	Consents of Independent Registered Public Accounting Firms

Exhibit
Number	Description
31.1*	Certification by the Chief Executive Officer.

31.2*	Certification by the Chief Financial Officer.

32.1*	Certification by the Chief Executive Officer.

32.2*	Certification by the Chief Financial Officer.

*	Filed herewith.

(1)	Previously filed with the Securities and Exchange Commission (the “Commission”) as an Exhibit to the Registrant’s Form SB-2 on April 20, 1993 (File No. 33-61356).

(2)	Previously filed with the Commission as an Exhibit to the Registrant’s Amendment No. 2 to Form SB-2 on June 25, 1993 (File No. 33-61356).

(3)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated December 31, 1994 and filed on March 31, 1995.

(4)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-QSB, dated September 30, 1995 and filed on November 14, 1995.

(5)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated January 3, 1998 and filed on April 3, 1998.

(6)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-QSB dated October 3, 1998 and filed on November 17, 1998.

(7)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated January 1, 2000 and filed on March 31, 2000.

(8)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated December 29, 2001 and filed on March 28, 2002.

(9)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-Q dated March 29, 2003 and filed on May 13, 2003.

(10)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated January 3, 2004 and filed on April 2, 2004.

(11)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-Q dated October 2, 2004 and filed on November 16, 2004.

(12)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated January 1, 2005 and filed on April 18, 2005.

(13)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 8-K filed on October 24, 2005.

(14)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 8-K filed on November 18, 2005.

(15)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 8-K filed on February 28, 2006.

(16)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 8-K filed on April 4, 2006.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACK YARD BURGERS, INC.
By:	/s/ Lattimore M. Michael
Lattimore M. Michael, Chairman
and Chief Executive Officer

Date: April 16, 2007
     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lattimore M. Michael Lattimore M. Michael	Chairman of the Board and Chief Executive Officer	April 16, 2007
/s/ Joseph L. Weiss Joseph L. Weiss	Chief Operating Officer and Director	April 16, 2007
/s/ Michael G. Webb Michael G. Webb	Chief Financial Officer	April 16, 2007
/s/ W. Kurt Henke W. Kurt Henke	Director	April 16, 2007
/s/ Jim L. Peterson Jim Peterson	Director	April 16, 2007
/s/ William B. Raiford, III William B. Raiford, III	Director	April 16, 2007
/s/ Gina A. Balducci Gina A. Balducci	Director	April 16, 2007
/s/ Dane C. Andreeff Dane C. Andreeff	Director	April 16, 2007

INDEX TO FINANCIAL SUPPLEMENT
TO ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 30, 2006

Selected Consolidated Financial Data
(in thousands, except per share data)
     The selected consolidated financial data presented below for each of the years in the five-year period ended December 30, 2006 was derived from the Company’s audited consolidated financial statements. Fiscal years 2002 and 2003 were restated in the Company’s fiscal year 2004 Annual Report on Form 10-K to reflect the correction of errors in lease accounting (see the Company’s Annual Report on Form 10-K for the year ended January 1, 2005 for a detailed description of this issue and related adjustments). The restatement to correct errors in lease accounting resulted in after-tax charges of 84,000 and $80,000 in 2003 and 2002, respectively. The cumulative effect of the correction of errors in lease accounting on retained earnings as of December 29, 2001 was a reduction of $445,000.

	December 30,		December 31,	January 1,	January 3,		December 28,
	2006		2005	2005	2004 (1)		2002
					(restated)		(restated)
OPERATIONS
Restaurant Sales	$37,423		$34,479	$34,912	$34,279		$30,951
Total revenues	44,710		41,001	40,183	38,647		34,464
Total royalties (2)	4,792		4,143	3,108	2,621		2,172
Income(loss) before income taxes	1,384		(117)	1,789	1,772		2,082
Net income	876	(4)	(44)	1,264	1,225		1,397

FINANCIAL POSITION
Total assets	$33,410		$31,641	$24,269	$24,769		$22,405
Property and equipment, net	23,393		23,035	17,746	18,672		17,307
Debt	9,952		10,965	4,900	5,676		6,250
Shareholders’ equity	17,305		15,302	14,476	13,078		11,759

PER SHARE DATA
Net (loss) income — basic	$0.17		$(0.01)	$0.26	$0.26		$0.30
Net (loss) income — diluted	0.17		(0.01)	0.25	0.24		0.28
Dividends	0.00		0.00	0.00	0.00		0.00
Market price at year end	5.25		4.97	7.50	6.52		4.00

OTHER DATA
Capital expenditures	2,806	(3)	8,614 (3)	2,178	2,702	(3)	4,861

(1)	Because the Company’s fiscal year ends on the Saturday closest to December 31, the fiscal year ended January 3, 2004 contains 53 weeks, while the fiscal years ended December 30, 2006, December 31 2005, January 1, 2005 and December 28, 2002 contain 52 weeks.

(2)	Total royalties are derived from sales at franchised restaurants of $121.6 million in 2006, $104.3 million in 2005, $78.3 million in 2004, $66.2 million in 2003 and $54.0 million in 2002.

(3)	Expenditures exclude non-cash transactions of $305,000 in 2006, $646,000 in 2005 and $627,000 in 2003.

(4)	As described in Note 3 of the Notes to the Consoldiated Financial Statements, the Company recorded $311,000 (net of a $118,000 tax benefit) in compensation expense as a result of its review of the Company’s historical stock option practices.

The selected consolidated financial data presented below is a summary of the unaudited quarterly results of operations for the year ended December 30, 2006:

	Year Ended December 30, 2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Income Statement Data:
Revenues:
Restaurant sales	$8,932	$9,686	$9,444	$9,361
Franchise and area development fees	86	204	39	98
Royalty fees	1,135	1,245	1,207	1,205
Advertising fees	297	314	303	302
Other	191	246	212	203

Total Revenues	10,641	11,695	11,205	11,169

Expenses:
Cost of restaurant sales	2,997	3,120	2,987	2,902
Restaurant operating expenses	4,290	4,646	4,580	4,669
General and administrative	1,748	1,634	2,045 (1)	2,042 (2)

Advertising	685	668	737	754
Depreciation	551	543	548	550
Other operating income	(162)	—	—	—

Total expenses	10,109	10,611	10,897	10,917

Operating income (loss)	532	1,084	308	252

Interest income	7	16	36	31
Interest expense	(189)	(198)	(207)	(208)
Other, net	(23)	(24)	(28)	(5)

Income (loss) before income taxes	327	878	109	70

Income tax expense (benefit)	110	302	71	25

Net income (loss)	$217	$576	$38	$45

Income per share:
Basic	$0.04	$0.11	$0.01	$0.01
Diluted	$0.04	$0.11	$0.01	$0.01

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,943	5,022	5,105	5,123
Diluted	5,105	5,151	5,105	5,200

(1)	The Company recorded $429,000 in stock compensation expense as general and administrative expenses in the third quarter of 2006 in conjunction with its review of historical stock option practices as described in Note 3 of the Notes to the Consolidated Financial Statements.

(2)	The Company incurred $350,000 in fees in the fourth quarter of 2006 associated with its review of historical stock option practices as described in Note 3 of the Notes to the Consolidated Financial Statements.

The selected consolidated financial data presented below is a summary of the unaudited quarterly results of operations for the year ended December 31 2005:

	Year Ended December 31, 2005
	First			Fourth
	Quarter	Second	Third	Quarter
	(a)	Quarter	Quarter	(b)
Income Statement Data:
Revenues:
Restaurant sales	$8,208	$9,072	$8,450	$8,749
Franchise and area development fees	165	146	209	109
Royalty fees	931	1,038	1,059	1,115
Advertising fees	244	271	267	279
Other	129	210	144	206

Total Revenues	9,677	10,737	10,129	10,458

Expenses:
Cost of restaurant sales	2,639	2,951	2,749	2,786
Restaurant operating expenses	3,995	4,275	4,089	4,539
General and administrative	2,054	1,579	1,531	1,659
Advertising	554	713	598	682
Depreciation	563	515	523	605
Other operating income	—	—	—	(5)
Impairment of long-lived assets	—	—	—	986

Total expenses	9,805	10,033	9,490	11,252

Operating income	(128)	704	639	(794)

Interest income	6	7	7	7
Interest expense	(108)	(104)	(100)	(140)
Other, net	(21)	(23)	(26)	(43)

Income before income taxes	(251)	584	520	(970)

Income tax (benefit) expense	(88)	180	166	(331)

Net Income	$(163)	$404	$354	$(639)

Income per share:
Basic	$(0.03)	$0.08	$0.07	$(0.13)
Diluted	$(0.03)	$0.08	$0.07	$(0.13)

Weighted average number of common shares and common equivalent shares outstanding:
Basic	4,791	4,806	4,834	4,900
Diluted	4,791	5,107	5,072	4,900
(a)	The Company recorded a non-cash charge of approximately $358,000 (net of a tax benefit of $153,000) relating to the extension of the exercise date of certain stock options upon the resignation of an officer/director on January 7, 2005 during the first quarter of 2005.

(b)	The Company recorded a non-cash charge of approximately $600,000 (net of a tax benefit of $386,000) under FAS No. 144 relating to three Company-operated stores during the fourth quarter of 2005.

Management’s Discussion and Analysis
of Financial Condition and Results of Operations
Introduction
     The following discussion and analysis should be read in conjunction with the Back Yard Burgers’ (the “Company”) consolidated financial statements and notes thereto, included elsewhere in this annual report.
     As of December 30, 2006, the Back Yard Burgers system included 180 restaurants, of which 44 were Company-operated and 136 were franchised. The Company’s revenues are derived primarily from Company-operated restaurant sales, franchise and area development fees and royalty fees. Certain expenses (cost of restaurant sales, restaurant operating expenses and depreciation) relate directly to Company-operated restaurants, while general and administrative and advertising expenses relate to both Company-operated restaurants and franchise operations. The Company’s revenues and expenses are affected by the number and timing of the opening of additional restaurants. Sales for new restaurants in the period immediately following their opening tend to be high because of trial by the public and promotional activities.
Results of Operations
     The following table sets forth the percentage relationship to total revenues, unless otherwise indicated, of certain items included in the Company’s historical operations and operating data for the periods indicated.

	For the Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Revenues
Restaurant sales	83.7%	84.1%	86.9%
Franchise and area development fees	1.0	1.5	1.5
Royalty fees	10.7	10.1	7.7
Advertising fees	2.7	2.6	2.2
Other operating revenue	1.9	1.7	1.7

Total revenue	100.0%	100.0%	100.0%

Costs and Expenses
Cost of restaurant sales (1)	32.1%	32.3%	31.7%
Restaurant operating expenses (1)	48.6	49.0	47.9
General and administrative	16.7	16.6	13.3
Advertising	6.4	6.2	6.6
Depreciation	4.9	5.4	5.2
Other operating income	(0.4)	(0.0)	(0.2)
Impairment of long-lived assets	0.0	2.4	0.0
Operating income	4.9	1.0	5.9
Interest income	0.2	0.1	0.0
Interest expense	(1.8)	(1.1)	(1.2)
Other, net	(0.2)	(0.3)	(0.2)
Income (loss) before taxes	3.1	(0.3)	4.5
Income tax expense (2)	36.7	62.4	29.3
Net (loss) income	2.0	(0.1)	3.1

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

	For the Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Average annual sales per restaurant open for a full year (1)
Company-operated	$871,000	$835,000	$828,000
Franchised	892,000	823,000	808,000
Combined	885,000	827,000	815,000

Number of restaurants (2)
Company-operated	44	44	42
Franchised	136	127	114

Total	180	171	156

(1)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of six months of operations, as sales during the period immediately after opening tend to be higher due to promotions and trial by public.

(2)	As of March 30, 2006, two franchised restaurants have opened since December 30, 2006, one in Florence, AL and one in Branson, MO, and two franchised restaurants closed, one in Alpharetta, GA and one in Springfield, MO.
COMPARISON OF FISCAL YEAR 2006 TO FISCAL YEAR 2005
     Restaurant sales at Company-operated restaurants increased $2,944,000, or 8.5%, to $37,423,000 during 2006 from $34,479,000 during 2005. Same-store sales at Company-operated restaurants open for more than eighteen months increased by 2.5% during 2006, resulting in an increase of sales of approximately $829,000. The remaining increase is related to the sales volume differences in the seven units opened, either through acquisition or new construction, in 2005 and 2006, collectively, and the five units divested during the two years.
     Franchise and area development fees were $427,000 during 2006, compared with $629,000 in 2005. In 2006, the Company recognized approximately $99,000 in fees related to the cancellation of four previously entered area development agreements compared with no cancellation fees in 2005. Net of these fees, the Company recognized $328,000 in 2006 related to franchise and area development fees compared with $629,000 in 2005. Seventeen new franchised restaurants were opened in 2006, for which the Company recognized $328,000, compared with thirty- two new franchised units opened in 2005, for which the Company recognized $629,000. Franchise and area development fees are recognized as revenue when substantially all of the initial services required of the Company have been performed, which generally coincides with the opening of the franchises.
     Royalty fees increased 15.7% to $4,792,000 during 2006 from $4,143,000 during 2005. The increase is the result of an increase in franchised sales upon which the fees are based. Franchise restaurant sales increased to approximately $121.6 million in 2006 from approximately $104.3 million in 2005. The increase in franchised restaurant sales was due to a net unit growth of nine franchised stores in addition to a full year of operations for units opened in 2005.
     Advertising fees increased 14.6% to $1,216,000 for 2006 from $1,061,000 during 2005. The increase is primarily due to the increase in franchised restaurant sales, upon which a portion of the fees is based. The portion of these fees that are based on sales is a 1% of sales National Advertising Fund fee. As part of the standard franchise agreement, each operating unit contributes 1% of its sales to a National Advertising Fund. Franchise restaurant sales increased to approximately $121.6 million in 2006 from approximately $104.3 million in 2005. The increase in franchised restaurant sales was due to a net unit growth of nine franchised stores in addition to a full year of operations for units opened in 2005. Also included in advertising fees are monies collected from franchisees for direct mail advertising in addition to the 1% National Advertising Fee. In 2006, the Company did not recognize any revenue associated with direct mail advertising funds, whereas in 2005, the Company recognized approximately $23,000.
     Other revenues is primarily comprised of sales of proprietary food products to franchisees and payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of our franchisees. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company. Revenue from sales of proprietary food products is recognized when the products are shipped. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors. The Company also includes other miscellaneous revenues in other revenue. Other revenue increased 23.7% to $852,000 in 2006 from $689,000 in 2005. The increase in other revenues is primarily due to an increase in funds earned from vendors based on franchisee purchase volumes.

     Cost of restaurant sales, consisting of food, beverage and paper costs, totaled $12,006,000 during 2006 compared to $11,125,000 during 2005, declined to 32.1% as a percentage of restaurant sales during 2006 from 32.3% for 2005. The primary reasons for the decline in the cost of restaurant sales as a percentage of restaurant sales were attributable to the facts that beef costs decreased approximately 8% during 2006 and the Company implemented a 3.5% menu price increase at Company-operated restaurants effective October 2006.
     Restaurant operating expenses, consisting of labor, supplies, utilities, rent, insurance and certain other unit level operating expenses, increased to $18,185,000 for 2006 from $16,898,000 during 2005. These expenses decreased as a percentage of restaurant sales to 48.6% in 2006 from 49.0% in 2005. Rent decreased as a percentage of sales by a total of 0.6% of sales due to the acquisition of the real property of four existing Company-operated restaurants in the fourth quarter of 2005 that was previously leased. Labor costs increased as a percentage of restaurant sales by 0.3%. Other operating costs, including utilities, insurance, property taxes, credit card discount fees, repairs and maintenance and other unit level operating expenses, decreased as a percentage of sales by a net additional 0.1%.
     General and administrative costs increased $646,000, or 9.5%, to $7,469,000 during 2006 from $6,823,000 in 2005, increasing as a percentage of total revenue to 16.7% from 16.6% during 2005. As described in Note 3 of the Notes to the Consolidated Financial Statements, during the thirteen weeks ended September 30, 2006, the Company recorded approximately $429,000 in charges relating to the re-determination of measurement dates of certain prior stock option grants as well as $350,000 in fees incurred associated with the Company’s review of its historical stock option granting and pricing practices. Other corporate personnel related costs, including benefit costs, increased by approximately $393,000, but was offset from previous year costs by a decrease of $511,000, which was related to a pre-tax non-cash stock compensation charge relating to the extension of the maturity date of certain stock options upon the resignation of an officer/director on January 7, 2005. Pre-opening costs for new Company-operated restaurants increased by $78,000 over the year-earlier period as the Company had two restaurants under construction for a portion of the fifty-two weeks ended December 30, 2006 compared with one restaurant under construction in the year-earlier period. These increases in general and administrative costs were offset by decreases in other miscellaneous general and administrative costs incurred by the Company during 2006.
     Advertising expense, which increased to $2,844,000 for 2006 from $2,547,000 during 2005, increased as a percentage of total revenues to 6.4% in 2006 compared with 6.2% in 2005. The Company spent approximately 5% of net restaurant sales at Company-operated stores on local store advertising, including media and print advertising in the four markets in which the Company-operated restaurants are located during both FY 2006 and FY 2005. In addition, all stores (both Company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund ((see Note 13 of Notes to the Consolidated Financial Statements). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues are related to the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.
     Depreciation expense was $2,192,000 during 2006 compared with $2,206,000 during 2005. Since December 31, 2005, the Company has spent approximately $3.1 million for fixed assets additions; however, the additional depreciation associated with the addition of these assets was offset by other assets, primarily furniture, fixtures and equipment, becoming fully depreciated since December 31, 2005 as well as the disposal of the assets related to three company-operated locations and sale of one company-operated location since the year-earlier period.
     Other operating income was $162,000 during 2006 compared with $5,000 during 2005. This income is related to gains on sales of assets in both years. The income recorded in both years is primarily related to the gain associated with the sale of the assets of one Company-operated store in each respective year.
     Impairment of Long-Lived Assets expense was $986,000 during 2005. The Company had no impairment charges recorded during 2006. The Company recorded a non-cash impairment charge in the quarter ending December 31, 2005 in the amount of $986,000. The charge consists primarily of the write down of asset values for three Company-operated restaurants. The Company determined that an impairment charge would be required under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment charge results from internal analysis which indicated that the investment for the impacted restaurants will not be fully recovered by anticipated cash flows (see Note 1 of Notes to the Consolidated Financial Statements).
     Interest expense increased by $350,000 to $802,000 for the year ended December 30, 2006 from $452,000 in the prior year. Debt outstanding as of December 30, 2006 was $9,952,000, compared with $10,965,000 the year-earlier period. The increase in interest expense was due to an additional borrowing in November 2005 of $6.2 million to acquire four restaurants in Florida and to purchase the real property of four additional restaurants, previously leased by the Company, of which approximately $6.0 million remained outstanding as of December 30, 2006. While this debt bears interest at a rate of one-month LIBOR + 2%, the Company entered into a swap agreement (see Note 9) in May 2006 which made the effective rate fixed at 7.75%.
     Other, net expense was $80,000 in 2006 compared with $113,000 in expense for 2005. This decrease was primarily due to a decrease in franchise tax expense of $34,000 for the fifty-two weeks ended December 30, 2006, over the year-earlier period. Also included in this category is other miscellaneous income and expenses and these income and expense categories were relatively consistent between the two years.
     Income tax expense was $508,000 in 2006 compared with an income tax benefit of $73,000 in 2005. The 2006 expense was related to a pre-tax income of $1,384,000 recognized by the Company in 2006 compared with the benefit recorded for the pre-tax loss of $117,000 in 2005.
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
     Other revenues is primarily comprised of sales of proprietary food products to franchisees and payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of our franchisees. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company. Revenue from sales of proprietary food products is recognized when the products are shipped. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors. The Company also includes other miscellaneous revenues in other revenue. Other revenue remained relatively flat at $689,000 for 2005 and $677,000 for 2004. The increase in other revenues is primarily due to an increase in the sales of proprietary food products to franchisees.
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
     General and administrative costs increased $1,474,000, or 27.6%, to $6,823,000 during 2005 from $5,349,000 in 2004, increasing as a percentage of total revenue to 16.6% from 13.3% during 2004. Corporate personnel related costs, including benefit costs, increased by approximately $778,000, $511,000 of which was a pre-tax non-cash stock compensation charge relating to the extension of the maturity date of certain stock options upon the resignation of an officer/director on January 7, 2005. The Company also incurred an additional $395,000 for professional services during 2005. Approximately $102,000 of the increase was related to higher spending for customer feedback surveys. The remainder of the increase is due to increased spending in travel expenses for franchisee support and openings and other miscellaneous general and administrative costs incurred by the Company during 2005.
     Advertising expense, which decreased to $2,547,000 for 2005 from $2,652,000 during 2004, decreased as a percentage of total revenues to 6.2% in 2005 compared with 6.6% in 2004. The Company spent approximately 5% of net restaurant sales at Company-operated stores on local store advertising, including media and print advertising in the four markets in which the Company-operated restaurants are located during both FY 2005 and FY 2004. In addition, all stores (both Company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund ((see Note 13 of Notes to the Consolidated Financial Statements). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues are related to the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.
     Depreciation expense was $2,206,000 during 2005 compared with $2,096,000 during 2004. This increase was primarily related to approximately $9.3 million in fixed assets additions during 2005, the majority of which were added during the fourth quarter of 2005.
     Other operating (income) was $5,000 during 2005 compared with $69,000 during 2004. This income is related to gains on sales of assets in both years. The income recorded in both years is primarily related to the gain associated with the sale of the assets of one Company-operated store in each respective year.
     Impairment of Long-Lived Assets expense was $986,000 during 2005. The Company had no impairment charges recorded during 2004. The Company recorded a non-cash impairment charge in the quarter ending December 31, 2005 in the amount of $986,000. The charge consists primarily of the write down of asset values for three Company-operated restaurants. The Company determined that an impairment charge would be required under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment charge results from internal analysis which indicated that the investment for the impacted restaurants will not be fully recovered by anticipated cash flows (see Note 1 of Notes to the Consolidated Financial Statements).
     Interest expense decreased 5.6% to $452,000 for the year ended December 31, 2005 from $479,000 in the prior year. Debt outstanding as of December 31, 2005 was $10,965,000, compared with $4,900,000 the year-earlier period. The decrease in interest expense was due to reductions of existing debt throughout the first three quarters of 2005; however, on November 17, 2005, the Company borrowed $6.2 million to acquire four restaurants in Florida and to purchase the real property of four additional restaurants, previously leased by the Company. This debt bears interest at a rate of one-month LIBOR + 2%. Interest expense for the fourth quarter of 2005 was $140,000 compared with $113,000 for the fourth quarter of 2004.
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
     No impairment charges were recorded by the Company during fiscal years 2004 or 2006; however, in 2005, the Company incurred a non-cash charge for the effect of three underperforming Company-operated restaurants. The Company recorded a non-cash impairment charge in the quarter ending December 31, 2005 in the amount of $600,000 (net of a tax benefit of $386,000). The charge consists primarily of the write down of asset values for three Company-operated restaurants. The Company determined that an impairment charge would be required under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment charge results from internal analysis which indicated that the investment for the impacted restaurants will not be fully recovered by anticipated future cash flows. One of the restaurants closed in December 2005 and one in March 2006. The Company is currently seeking to sublease and/or sell its interest in the third restaurant, which leases the land and building.
     The taking of these impairment charges did not precipitate additional cash expenditure by the Company, nor does the Company anticipate the future recognition of a material gain or loss on the disposal of the assets on these respective properties.
     During 2005, the Company recorded a $15,000 lease reserve related to a closed store as noted above, and as of December 31, 2005, the accrual for future lease obligations for closed stores remained $15,000. The Company paid these reserve amounts in 2006 and the balance as of December 30, 2006 is zero.
Liquidity and Capital Resources
     Capital expenditures totaled $2,806,000 in 2006, $8,614,000 in 2005 and $2,178,000 in 2004. Generally, the Company constructs its restaurant buildings on leased properties for its Company-operated restaurants. The Company owns the land and building at 14 Company-operated restaurants. The average monthly lease cost for the 13 Company-operated restaurants occupied under a ground lease at December 30, 2006 is approximately $3,700 per month. For the 17 restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $6,000.
     Cash provided by operations for the Company is primarily affected by net earnings adjusted for non-cash expenses which consist primarily of depreciation. Depreciation totaled $2,192,000 in 2006, $2,206,000 in 2005 and $2,096,000 in 2004.
     Cash provided by operations in 2006 was $4,055,000 compared with $3,334,000 in 2005. $427,000 of the $721,000 increase is related to an increase in income adjusted for non-cash items including depreciation, impairment charges and stock compensation related expenses. Additionally, in 2006, accounts payable and accrued expenses increased $820,000 compared with an increase of $595,000 in 2005, contributing an additional $225,000 increase in cash. Cash provided by operations in 2005 was $3,334,000 compared with $1,765,000 in 2004. The $1,569,000 increase in cash provided by operations was primarily related to the fluctuation in total accounts payable and accrued expenses. In 2005, the Company’s accounts payable and accrued expenses increased by $595,000 compared with a $1,038,000 reduction in 2004.
     Cash used in financing activities was $365,000 in 2006 compared with net cash provided by financing activities of $5,778,000 in 2005. The Company incurred no long-term debt financing in 2006, but in 2005, the Company borrowed $6,200,000 to acquire four restaurants in Florida and to purchase the real property of four additional restaurants, previously leased by the Company. In 2006, the Company made $1,013,000 in principal payments on existing debt compared with $781,000 in 2005. Net cash used by financing activities was $642,000 in 2004. The Company incurred no long-term debt financing during 2004 and made $776,000 in principal payments on existing debt.

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
     As of December 30, 2006, the Company had total long-term debt of $9,952,000 and unused lines of credit and loan commitments of potential additional borrowings of $2.5 million, as described above. As of December 31, 2005, the Company had total long-term debt of $10,965,000 and unused lines of credit and loan commitments of potential additional borrowings of $2.5 million.
     Cash used for capital expenditures was $2,806,000 in 2006 compared with $8,614,000 in 2005. Capital expenditures in 2006 was primarily used for the construction of two new Company-operated restaurants as well as capital expenditures for existing restaurants; whereas in 2005 the Company purchased four restaurants in Florida and the real property of four additional restaurants, previously leased by the Company. Net cash used in investing activities for both 2006 and 2005 are comprised of capital expenditures offset by proceeds on the sale of certain property and equipment. Proceeds on the sale of property and equipment of $958,000 in 2006, primarily relating to the sale of two Company-operated restaurants and $784,000 in 2005 primarily related to the sale of one Company-operated restaurant. In 2004, the Company spent $2,178,000 on capital expenditures and received proceeds on the sale of property and equipment of $1,076,000 primarily related to the sale of one Company-operated restaurant.
     The Company is budgeting capital expenditures of approximately $3.0 to $3.5 million in fiscal year 2007, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to the development of two additional Company-operated restaurants, store equipment upgrades and store interior remodels, and enhancements to existing financial and operating information systems. The Company expects to fund fiscal year 2007 capital expenditures with cash flow from operations and with funds under the loan agreement entered in February of 2003, if needed, in order to fund these budgeted capital expenditures. The Company believes that existing cash and funds generated from internal operations, as well as borrowings under the credit facility will meet the Company’s needs for the foreseeable future.
     On January 2, 2001, the Company’s board of directors adopted a stock repurchase plan that allows the Company to repurchase up to 500,000 shares of its outstanding common stock. As of December 30, 2006, the Company had repurchased 25,000 shares of common stock under the plan. No purchases were made during fiscal years 2006, 2005 or, 2004 and no further purchases are anticipated in the near term.
Contractual Commitments
     The Company has contractual obligations and commercial commitments including long-term debt, lease obligations and future purchase obligations. The table below presents our future contractual obligations (in thousands):

		Less than			More than
	Total	1 Year	1-3 Years	3-5 Years	5 years
Long-term debt	$6,608	$802	$658	$655	$4,493
Interest payments	2,271	392	692	615	572
Capital leases	4,877	1,115	834	558	2,370
Operating leases (1)	4,575	1,119	1,626	1,068	762
Purchase obligations	3,337	1,127	1,555	655	—

Total contractual obligations	$21,668	$4,555	$5,365	$3,551	$8,197

(1)	Represents aggregate minimum lease payments. Some of the leases also require contingent rent in addition to the minimum rent based on a percentage of sales.

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
     As of December 30, 2006, the Company had $6.0 million in borrowings bearing interest at a rate equal to the one-month LIBOR plus 2%, adjusted monthly; however, in May 2006, the Company executed a cash flow hedging instrument (interest rate swap) to minimize interest rate fluctuation risk to convert all of the interest associated with this debt to a fixed rate of 7.75% through the maturity of the note payable. One-month LIBOR plus 2% was approximately 7.08% on the date the swap was executed and was approximately 7.33% as of December 30, 2006. The Company records the excess or reduction in interest expense related to the swap rate in relation to the fixed rate in the period incurred. As of December 30, 2006, approximately $6.0 million in principal was outstanding under this note payable. If the fixed rate swap was not in place, a ten percent increase in current interest rates would result in approximately $44,000 of additional expense for the Company. The remainder of the Company’s long-term debt portfolio is financed with fixed rate debt, primarily in the form of capital leases.
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
Seasonality and Inflation
     While the Company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results will generally be lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the fifty-two weeks ended December 30, 2006. Increases in food, labor or other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.
Conversion of Preferred Stock
     In accordance with the provisions of the Company’s Restated Certificate of Incorporation regarding preferred stock, as a result of the Company’s having attained after-tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The Company has notified preferred stockholders of their right to convert preferred stock to common stock and anticipates that all shares of preferred stock will be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of December 30, 2006, only 1,836 shares have yet to be converted.
Recent Accounting Pronouncements
     Note 2 of the Notes to the Consolidated Financial Statements discusses new accounting policies adopted by the Company during 2006 and the expected impact of accounting policies recently issued or proposed but not yet required to be adopted. To the extent the adoption of new accounting standards affects the Company’s financial condition, results of operations or liquidity, the impacts are discussed in the applicable section(s) of the Management’s Discussion and Analysis and the Notes to the Consolidated Financial Statements.

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

     Due to the fact that the Company invests a significant amount in the construction or acquisition of new restaurants, the Company has risks that these assets will not provide an acceptable return on our investment and an impairment of these assets may occur. We assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The accounting test for whether an asset held for use is impaired involves first comparing the carrying value of the asset with its estimated future undiscounted cash flows. If these cash flows do not exceed the carrying value, the asset must be adjusted to its current fair value. The Company periodically performs this test on each of our restaurants to evaluate whether impairment exists. Factors influencing our judgment include the age of the restaurant (new restaurants have significant start up costs which impede a reliable measure of cash flow), estimation of future restaurant performance and estimation of restaurant fair value. Due to the fact that management can specifically evaluate impairment on a restaurant by restaurant basis, the Company has historically been able to identify impaired restaurants and record the appropriate adjustment.
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
     The Company has approximately $73,000 (net of a $17,000 allowance) related to a long-term note receivable taken by the Company related to the sale of a Company-operated restaurant and related equipment to a franchisee in 1999. Depending on certain factors, including the franchisee’s financial condition and profitability to the store, the Company may determine it is necessary to take an additional allowance against this receivable in the future. No payments were made on the note receivable and no adjustments to the allowance were made during the fifty-two weeks ended December 30, 2006. Due to the fact that payments on this note are currently past due, the Company does not recognize interest income associated with this note until the related payment is received.
Deferred Income Taxes:
     The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $781,000 valuation allowance recorded on the Company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.
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
     We had generally not recorded compensation expense for options granted to employees because all prior options granted under our stock option plans were initially considered to have an exercise price equal to the market value of the underlying common stock on the date of grant. However, as described in Note 3 of the Notes to the Consolidated Financial Statements, we found inaccuracies in the determination of measurement dates for certain stock option grants. In those instances where the fair market value of our common stock at the originally stated grant date was lower than the fair market value on the actual re-determined measurement date, in accordance with APB No. 25 and related interpretations. The cumulative error was not material and we recorded net stock-based compensation expense of $311,000 during the third quarter of 2006.
     In December 2004, the FASB issued SFAS 123 (Revised), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for annual reporting periods beginning after December 15, 2005. The Company adopted SFAS 123R on January 1, 2006 (See Note 1 of the Notes to the Consolidated Financial Statements). The impact of the adoption of SFAS 123R for fiscal year 2006, relating to prior grants only, was approximately $76,000.
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
Off-Balance Sheet Arrangements
     At December 30, 2006, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of December 31, 2005, was approximately $470,000. The term of the guarantee is through August 13, 2023, the maturity date of the loan. If the franchisee ceases to make note payments, the Company may be required to make note payments until the collateral is liquidated. The guarantee provides for no limitation to the maximum potential future payments under the guarantee; however, the estimated maximum potential future payments are approximately $470,000, which represents the principal balance of the note payable as of the end of our fiscal year 2006. The Company currently has no liability recorded in its financial statements for the guarantor’s obligations under the guarantee. There are no recourse provisions in the guaranty agreement; however, the Company’s potential loss contingencies are minimal since the loan is collateralized with assets whose estimated fair value is greater than the amount of debt outstanding and based on current cash flows of the restaurant, if acquired through default, would be adequate to cover the debt payments.
Known Trends and Uncertainties
     Beef costs increased by approximately 11% and 6% in 2004 and 2005, respectively. Beef costs decreased by approximately 8% in 2006; however, this decrease was offset by increases in other food and operating costs, primarily related rising fuel and energy costs. The Company implemented a menu price increase of approximately 3.5% effective in October 2006 in order to partially offset these prior cost increases. It may be difficult to raise menu prices to fully cover any future cost increases, but to the extent permitted by competition, we may implement additional menu price increases if deemed necessary. Additional margin improvements may have to be made through operational improvements, equipment advances and increased volumes to help offset these cost increases, due to the competitive state of the quick-service restaurant industry.

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
     If the Fair Minimum Wage Act of 2007 is approved by Congress, the federal minimum wage rate will increase from the current level of $5.15 to (1) $5.85 an hour, beginning on the 60th day after enactment of this Act; (2) $6.55 an hour, beginning 12 months after that 60th day; and (3) $7.25 an hour, beginning 24 months after that 60th day. The Company has estimated the annual impact on its labor costs for an increase of minimum wage to (1) $5.85 an hour would be approximately $9,000, (2) $6.55 an hour would be approximately $119,000, and (3) $7.25 an hour would be approximately $400,000. Additional, certain states current minimum wage rates in which the Company operates is higher than the current federal rate of $5.15; therefore, if federal minimum wage rate increases are implemented, certain states may adopt additional state minimum wage rate increases to adjust to the cost of living and to meet the needs of citizens of each respective state. This could have an additional adverse impact on labor costs paid by the Company in the future.
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
     Company-operated same-store sales increased 2.5% during 2006 and franchised same-store sales increased 1.4% during 2006. Average per-store annual unit sales volumes (“Average Unit Volumes”) were $871,000 at Company-operated stores and $892,000 at franchised stores during 2006. The Company will continue with its marketing strategy of enhancing the Company’s points of differentiation and further positioning the Company as a premium fast-food provider. Management intends to continue testing new, bold-flavored premium product offerings and modifying existing menu offerings in order to drive positive trends for same-store sales and average unit volumes, both of which are key performance indicators in our industry. The Company will also continue to explore potentially extending operational hours at both Company-operated and franchised stores to accomplish these goals as well. By continuing to improve in these areas, it will also help to offset some of the potential negative financial impacts of the other trends and uncertainties listed above.

BACK YARD BURGERS, INC.
Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	December 30,	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$5,444	$3,602
Receivables, less allowance for doubtful accounts of $218 and $153	739	786
Inventories	257	281
Income taxes receivable	265	268
Current deferred tax asset	226	193
Prepaid expenses	153	186

Total current assets	7,084	5,316
Property and equipment, at depreciated cost	23,393	23,035
Goodwill	1,506	1,751
Noncurrent deferred tax asset	763	871
Notes receivable, less allowance of $17	73	73
Other assets	591	595

Total assets	$33,410	$31,641

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$1,452	$1,295
Accrued expenses	2,692	1,734
Reserve for closed stores	—	15
Current installments of long-term debt	1,645	966

Total current liabilities	5,789	4,010
Long-term debt, less current installments	8,307	9,999
Deferred franchise and area development fees	1,227	1,441
Other deferred income	250	276
Other deferred liabilities	532	613

Total liabilities	16,105	16,339

Commitments and contingencies (Note 9 and Note 17)

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 1,836 and 19,269 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 5,124,861 and 4,940,151 shares issued and outstanding	51	49
Paid-in capital	12,632	11,507
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	4,650	3,774

Total stockholders’ equity	17,305	15,302

Total liabilities and stockholders’ equity	$33,410	$31,641

See accompanying notes to consolidated financial statements.

BACK YARD BURGERS, INC.
Consolidated Statements of Operations
(in thousands, except per share amounts)

	Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Revenues:
Restaurant sales	$37,423	$34,479	$34,912
Franchise and area development fees	427	629	620
Royalty fees	4,792	4,143	3,108
Advertising fees	1,216	1,061	866
Other	852	689	677

Total revenues	44,710	41,001	40,183

Expenses:
Cost of restaurant sales	12,006	11,125	11,066
Restaurant operating expenses	18,185	16,898	16,726
General and administrative	7,469	6,823	5,349
Advertising	2,844	2,547	2,652
Depreciation	2,192	2,206	2,096
Other operating income	(162)	(5)	(69)
Impairment of long-lived assets	—	986	—

Total expenses	42,534	40,580	37,820

Operating income	2,176	421	2,363

Interest income	90	27	5
Interest expense	(802)	(452)	(479)
Other, net	(80)	(113)	(100)

Income (loss) before income taxes	1,384	(117)	1,789

Income tax expense (benefit)	508	(73)	525

Net income (loss)	$876	$(44)	$1,264

Income (loss) per share:
Basic	$0.17	$(0.01)	$0.26

Diluted	$0.17	$(0.01)	$0.25

Weighted average number of common shares and common equivalent shares outstanding:
Basic	5,084	4,833	4,774

Diluted	5,206	4,833	5,096

See accompanying notes to consolidated financial statements.

BACK YARD BURGERS, INC.
Consolidated Statements of Changes in Stockholders’ Equity
(in thousands, except for number of shares)

	Preferred Stock		Common Stock		Treasury Stock
							Paid-in	Retained
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Earnings	Total
Balance at year ended January 3, 2004	19,617	$—	4,748,948	$48	25,000	$(28)	$10,504	$2,554	$13,078
Conversion of preferred stock	(348)	—	348	—					—
Employee stock purchases			6,038	—			31		31
Exercise of stock options			35,140	—			103		103
Net income								1,264	1,264

Balance at year ended January 1, 2005	19,269	—	4,790,474	48	25,000	(28)	10,638	3,818	14,476
Employee stock purchases			4,877	—			24		24
Exercise of stock options			144,800	1			334		335
Stock option Modification							511		511
Net loss								(44)	(44)

Balance at year ended December 31, 2005	19,269	—	4,940,151	49	25,000	(28)	11,507	3,774	15,302
Conversion of preferred stock	(17,433)	—	17,433	—					—
Exercise of stock options			162,250	2			624		626
Stock-based compensation			—	—			479		479
Employee stock purchases			5,027	—			22		22
Net income								876	876

Balance at year ended December 30, 2006	1,836	$—	5,124,861	$51	25,000	$(28)	$12,632	$4,650	$17,305

See accompanying notes to consolidated financial statements.

BACK YARD BURGERS, INC.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended
	December 30,	December 31,	January 1,
	2006	2005	2005
Cash flows from operating activities:
Net income	$876	$(44)	$1,264
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	2,192	2,206	2,096
Impairment of long-lived assets	—	986	—
Tax benefit of impairment of long-lived assets	—	(386)	—
Deferred income taxes	75	80	(123)
Modification of stock plan	—	511	—
Tax benefit of modification of stock plan	—	(153)	—
Stock based compensation	479	—	—
Provision for losses on receivables	65	93	35
(Gain) on sale of assets	(162)	(5)	(68)
Changes in assets and liabilities:
Receivables	(18)	(118)	10
Inventories	24	(22)	(8)
Prepaid expenses and other current assets	33	19	(147)
Other assets	4	(46)	(172)
Accounts payable and accrued expenses	820	595	(1,038)
Reserve for closed stores	(15)	15	(81)
Income taxes payable/receivable	3	(280)	(129)
Other deferred income	(26)	(103)	(141)
Other deferred liabilities	(81)	2	10
Deferred franchise and area development fees	(214)	(16)	257

Net cash provided by operating activities	4,055	3,334	1,765

Cash flows from investing activities:
Additions to property and equipment	(2,806)	(8,614)	(2,178)
Proceeds from sale of property and equipment	958	784	1,076
Proceeds on notes receivable	—	—	7

Net cash used in investing activities	(1,848)	(7,830)	(1,095)

Cash flows from financing activities:
Issuance of stock	648	359	134
Principal payments on short-term debt	—	(1,950)	—
Proceeds from issuance of short-term debt	—	1,950	—
Principal payments on long-term debt	(1,013)	(781)	(776)
Proceeds from issuance of long-term debt	—	6,200	—

Net cash (used in) provided by financing activities	(365)	5,778	(642)

Net increase in cash and cash equivalents	1,842	1,282	28
Cash and cash equivalents:
Beginning of year	3,602	2,320	2,292

End of year	$5,444	$3,602	$2,320

Noncash operating and investing activities
Accrued property and equipment additions	$305	$—	$—

Property acquired with a capital lease	$—	$646	$—

Stock option plan (Note 1)	$—	$358	$—

Supplemental disclosure of cash flow information:
Income taxes paid	$165	$666	$777

Interest paid	$790	$444	$481
See accompanying notes to consolidated financial statements.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Business Activity. Back Yard Burgers, Inc. (the “Company”) owns and operates quick-service and fast-casual restaurants and is engaged in the sale of franchises in Back Yard Burgers and the collection of royalties based upon related franchise sales. The Company grants franchise rights for the use of the “Back Yard Burgers” trade name and other associated trademarks, signs, emblems, logos, slogans and service marks which have been or may be developed. At December 30, 2006, the Company operated 44 restaurants in four states (Mississippi, Arkansas, Tennessee and Florida) and franchised 136 restaurants in 20 states.
Consolidation Policy. The financial statements include the accounts of Back Yard Burgers, Inc. and its wholly owned subsidiaries, Little Rock Back Yard Burgers, Inc., BYB Properties, Inc. and Atlanta Burgers BYB Corporation, as well as Back Yard Burgers National Advertising Fund. All intercompany transactions have been eliminated.
Fiscal Year. The Company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to December 31. The years ended January 1, 2005, December 31, 2005 and December 30, 2006 were 52 week years.
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
     SFAS 142 requires a two-step process for testing impairment. First, the fair value the Company is compared to its carrying value to determine whether an indication of impairment exists. Market capitalization is used to determine the fair value of the Company. If an impairment is indicated, then the fair value of the goodwill is determined by allocation of the Company’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the Company had been acquired in a business combination. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying value over its fair value. As required by SFAS No. 142, the Company completed a transitional impairment test for goodwill as of January 1, 2002, and also an impairment test for each fiscal year thereafter.
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
     The $245,000 reduction in goodwill during 2006 was related to the sale of a company-operated restaurant during the first quarter of 2006.
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
     During 2003 and 2004, the Company received funds from certain vendors relating to future purchases by the Company. The Company deferred this amount as other deferred income. These funds are recorded as a reduction in cost of sales in a proportionate manner with respective future purchases. Under the terms of the contracts, the Company is required to purchase specific volumes in future years. If these purchase volumes are not met, the funds related to the volume shortages will be refunded to the vendors. The Company recognized approximately $284,000, $316,000 and $282,000 as a reduction in cost of sales in 2006, 2005 and 2004, respectively pursuant to these arrangements.
     The Company also earns income from certain vendors based on purchases made by our franchisees from those vendors, of which a portion of this income was collected in advance and recorded as deferred income. The Company records this income as other revenues in its statement of operations as the Company has no cost associated with these purchases.
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
Royalty and Advertising Fee Income. As part of its franchise agreements, the Company earns a percentage of each unit’s gross sales (generally 4%) and records these fees as royalties. The franchise agreements also provide that franchisees are required to pay an additional 1% of gross sales to the National Advertising Fund (see Note 13 of Notes to the Consolidated Financial Statements). These fees are recorded as earned by the Company.
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
Preopening costs. The Company expenses preopening costs as incurred. Preopening costs expensed for fiscal years 2006, 2005 and 2004 were approximately $117,000, $39,000 and $85,000, respectively. Preopening costs are included in the general and administrative expenses of the Company’s statements of operations.

Advertising Costs. Advertising costs, including production costs, are charged to expense as incurred on the first date of the advertising period. Advertising costs expensed for fiscal years 2006, 2005 and 2004 were approximately $2,844,000, $2,547,000 and $2,652,000, respectively.
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
     No impairment charges were recorded by the Company during fiscal years 2004 or 2006; however, in 2005, the Company incurred a non-cash charge for the effect of three underperforming Company-operated restaurants. The Company recorded a non-cash impairment charge in the quarter ending December 31, 2005 in the amount of $600,000 (net of a tax benefit of $386,000). The charge consists primarily of the write down of asset values for three Company-operated restaurants. The Company determined that an impairment charge would be required under SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” The impairment charge results from internal analysis which indicated that the investment for the impacted restaurants will not be fully recovered by anticipated future cash flows. One of the restaurants closed in December 2005 and one in March 2006. The Company is currently seeking to sublease and/or sell its interest in the third restaurant, which leases the land and building.
     The taking of these impairment charges did not precipitate additional cash expenditure by the Company, nor does the Company anticipate the future recognition of a material gain or loss on the disposal of the assets on these respective properties.
     During 2005, the Company recorded a $15,000 lease reserve related to a closed store as noted above, and as of December 31, 2005, the accrual for future lease obligations for closed stores remained $15,000. The Company paid these reserve amounts in 2006 and the balance as of December 30, 2006 is zero.
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
Preferred Stock. In accordance with the provisions of the Company’s Restated Certificate of Incorporation regarding preferred stock, each share of preferred stock is convertible into one share of common stock, at the option of the holder. As of December 30, 2006, all but 1,836 shares of preferred stock had been converted to common stock.
Treasury Stock. On January 2, 2001, the Company’s board of directors adopted a stock repurchase plan that allows the Company to repurchase up to 500,000 shares of its outstanding common stock. As of the end of fiscal years 2006 and 2005, the Company had repurchased 25,000 shares of common stock under the plan being held as treasury stock with a value of approximately $28,000. No purchases were made during fiscal years 2006, 2005 or 2004 and no further purchases are anticipated in the near term.
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

Stock-Based Employee Compensation. In December 2004, the FASB issued SFAS 123 (Revised), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for annual reporting periods beginning after December 15, 2005. The impact of the adoption of SFAS 123R and SAB 107 for fiscal year 2006, relating to prior grants only, was approximately $66,000, net of tax.
     Prior to fiscal year 2006, the Company applies Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its plans. Accordingly, no compensation expense was normally recognized for its stock-based compensation; however, in January 2005, the Company recorded a non-cash charge of approximately $358,000 (net of a tax benefit of $153,000) relating to the extension of the exercise date of certain stock options upon the resignation of an officer/director in 2005.
     Had compensation cost for the Company’s stock option plan been determined based on the fair value at the grant date for awards in 2005 and 2004 under the plan consistent with the fair value method prescribed by SFAS No. 123, Accounting for Stock-Based Compensation, the Company’s operating results for 2005 and 2004 would have been adjusted to the pro forma amounts indicated below (in thousands, except per share data):

	2005	2004
Net income (loss), as reported	$(44)	$1,264
Add: Expense recognized, net of tax	358	—
Deduct: Total stock-based employee compensation expense determined under fair value based methods for all rewards, net of related taxes	(101)	(263)

Pro forma	213	1,001

Basic (loss) earnings per share:
As reported	(0.01)	0.26
Pro forma	0.04	0.21

Diluted (loss) earnings per share:
As reported	(0.01)	0.25
Pro forma	0.04	0.20
     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions using grants in 2005 and 2004, respectively:

	2005	2004
Average expected life (years)	5.0	5.0
Average expected volatility	53.5%	63.4%
Risk-free interest rates	4.1%	3.7%
Dividend yield	0.0%	0.0%
     The pro forma results reported above will not be representative of the effect on operating results for future years because we may make greater or less use of stock-based compensation in future periods.
Fair Value of Financial Instruments. At December 31, 2005, the Company had $6.2 million in borrowings bearing interest at a rate equal to the one-month LIBOR plus 2%, adjusted monthly; therefore, the Company was exposed to market risk from changes in the one-month LIBOR rate during the first quarter of 2006. However, on May 5, 2006, the Company executed a cash flow hedging instrument (interest rate swap) to minimize interest rate fluctuation risk to convert all of the interest associated with this debt to a fixed rate of 7.75% through the maturity of the note payable. One-month LIBOR plus 2% was approximately 7.08% on the date the swap was executed and was approximately 7.33% as of December 30, 2006. As of December 30, 2006, approximately $6.0 million in principal was outstanding under this note payable. The remainder of the Company’s long-term debt portfolio is financed with fixed rate debt, primarily in the form of capital leases. The fair value of the Company’s entire long-term debt portfolio was approximately $10.2 million and $11.6 million as of December 30, 2006 and December 31, 2005, respectively .

NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
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
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.
NOTE 3 — HISTORICAL STOCK OPTION PRACTICE REVIEW
     In October 2006, our senior management team initiated an informal review of the Company’s historical stock option grant practices and related accounting treatment. On October 12, 2006, the Company’s senior management advised the Company’s Board of Directors that the review had been commenced and the Board directed senior management to continue its review and report its findings to the Audit Committee of the Board of Directors as soon as practicable. On October 30, 2006, the Company’s senior management team reported its preliminary findings to the Board’s Audit Committee and, as part of the report, recommended that the Audit Committee oversee a formal investigation of the Company’s historical stock option grant practices. The Audit Committee undertook its investigation with the assistance of independent legal counsel to assist it in its factual investigation of the Company’s historical stock option grant practices. The Audit Committee also engaged independent accounting experts to both assist its legal counsel in their factual investigation and assist the Company in establishing the appropriate measurement date for each of the Company’s stock option grants during the period under review. The Audit Committee’s investigation covered a period of time from June 25, 1993, the date of the Company’s initial public offering, to August 12, 2005, the last date on which the Company granted stock options.
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
     In the course of its investigation, the Audit Committee did not find any evidence of fraudulent conduct on the part of members of the Company’s Board of Directors, Compensation Committee or senior management team in the granting of stock options. However, the Audit Committee concluded that the measurement dates previously used by the Company with respect to certain stock option grants made during the period under review differed from the appropriate measurement dates that should have been used with respect to such awards pursuant to Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB No. 25”), and related interpretations. As a result, revised measurement dates were applied to the affected option grants and in the third quarter of 2006 the Company has recorded a total of $311,000 (net of a $118,000 tax benefit) of additional stock-based compensation expense relating to years prior to 2006 for the 13 years covered by the Audit Committee’s investigation.
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
     In conducting its investigation, the Audit Committee determined, with respect to the 2001 annual stock option grants, that the members of the Compensation Committee initially reviewed the grants in early January, but that the actual approval of the grants did not occur until March 5, 2001. In keeping with the Company’s policy at the time, the measurement date used by the Company for the 2001 annual stock option grants was January 1, 2001. The Audit Committee did note that on January 2, 2001, the Company issued a press release announcing that its Board of Directors had authorized the repurchase of up to 500,000 shares of the Company’s outstanding common stock. The difference in per share closing sale price of the common stock as reported by NASDAQ Capital Market on December 29, 2000 ($0.66), the last trading day before January 1, 2001 and the per share closing price on March 5, 2001 ($1.12) represents a difference of $0.46 per share. The Company awarded a total of 130,000 stock options as part of the 2001 annual stock option grants, of which 100,000 stock options were issued to individuals who, at the time, were serving as officers of the Company. No recipient of any of the 2001 annual stock option grants served on the Compensation Committee, which approved the grant awards.
     With respect to the 2002 annual stock option grants, the actual approval of the grants did not occur until January 25, 2002. In keeping with the Company’s policy at the time, the measurement date used by the Company for the 2002 annual stock option grant was January 1, 2002. The Audit Committee did note that on January 2, 2002, the Company executed a co-branding agreement with Yum! Brands, Inc. (formerly Tricon Global Restaurants, Inc.) to establish a pilot program to offer the Company’s fast food products in conjunction with the Yum! Brands products, such as Taco Bell, Pizza Hut and KFC operations, in up to 10 restaurant locations, with an option in favor of Yum! Brands to expand that relationship to up to 500 restaurants. The difference in the per share closing sale price of the common stock as reported by NASDAQ Capital Market on December 31, 2001 ($3.98), the last trading day before January 1, 2002, and the per share closing sale price on January 25, 2002 ($7.65) represents a difference of $3.67 per share. The Company awarded a total of 111,000 stock options as part of the 2002 annual stock option grants, of which 89,000 stock options were issued to individuals who, at the time, were serving as officers of the Company. No recipient of any of the 2002 annual stock option grants served on the Compensation Committee, which approved the grant awards.
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
Inaccurate measurement date for 2002 automatic grants to three independent directors
     The Company’s 1995 Incentive Award Plan contained a provision for the automatic grant of stock options to independent directors on the tenth day after the Company’s annual stockholders meeting. It was noted during the investigation that in 2002, the Company’s 2002 annual stockholders meeting was held on May 16, 2002. The automatic grants for that year were granted with an exercise price equal to the closing price of the Company’s common stock on May 28, 2002 (the 10th day the meeting was Sunday, May 26, 2002, and the following Monday, May 27, 2002, was Memorial Day, on which the stock markets were closed). After further review, it was determined that the grants should have been made on May 24, 2002, the last business day before the tenth day after the Company’s annual stockholders meeting. The closing price of the Company’s common stock on May 28, 2002 was $10.13 and the closing price of the Company’s common stock on May 24, 2002 was $10.93, resulting in an $0.80 difference in the exercise price and the measurement date price. This resulted in an approximate $8,000 (net of a $4,000 tax benefit) adjustment related to the 15,000 shares issued under the May 28, 2002 grant.
Inaccurate measurement dates for two new hires and one independent director
     In the course of its investigation, the Audit Committee identified grants made by the Company’s Chief Executive Officer to two employees in connection with their hiring in 1999 and 2005, respectively, for which the grant date for their respective stock options was prior to their respective start dates with the Company (although the grant dates were subsequent to the employees having accepted their respective offers of employment with the Company). The Audit Committee determined that the appropriate measurement dates with respect to these grants should have been the first day of service with the Company. These two grants were made for a total of 28,000 stock options. The cumulative impact of adjusting the measurement dates of these two stock option grants to the respective dates on which the respective employees commenced employment with the Company is $1,000.
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
     The stock options issued as part of the 1998 annual stock option grant were approved for issuance at a meeting of the Company’s Compensation Committee on January 15, 1998. The minutes of that meeting did not specify a grant date for the options. Prior to the implementation of The Sarbanes-Oxley Act of 2002, the Compensation Committee did not customarily specify a grant date when approving the annual option grants but rather delegated that decision to the Company’s senior management, with the expectation that the Company’s senior management would issue the options at a time and in a manner that was consistent with the then current Company policy. At the time, it was the Company’s policy that its annual option grants would be issued on the first business day of the second fiscal quarter. In the case of the 1998 annual stock option grants, this date would have been April 5, 1998. The Audit Committee determined that the Company issued the award agreements reflecting the 1998 annual stock option grants on February 27, 1998 and February 28, 1998 and used those dates for accounting purposes as the appropriate measurement dates. Based on historical closing prices for the Company’s common stock on the NASDAQ Capital Market, February 27, 1998 represented the lowest closing price for the Company’s common stock during the period between January 15, 1998, the date the Compensation Committee approved the grants, and April 5, 1998, the first business day of the Company’s second fiscal quarter. Based on the information obtained by the Audit Committee in the course of its review, the Audit Committee concluded that the Company did in fact execute the award agreements reflecting the 1998 annual stock option grant on February 27, 1998 and February 28, 1998. As no explicit grant date was approved by the Compensation Committee and there are no findings to suggest that the Company’s management acted inappropriately in the issuing the options on February 27, 1998 and February 28, 1998, the Company has not made any adjustments to its financial statements associated with the 1998 annual stock option grant.
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
     The Policy expressly provides that the grant date of any Equity Award shall be the date of the meeting at which the award was approved and the exercise price shall be the closing price of the Company’s common stock on such date on the NASDAQ Capital Market, or any successor to such market on which the Company’s common stock is listed for trading.
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
     The Policy requires that the details of every Equity Award shall be reflected in the minutes of the requisite Board or Compensation Committee meeting, which minutes shall be maintained in the respective minute books. These details will include, at a minimum, the following information:
•	Name of grantee;

•	Number of shares of common stock covered by any options or other Equity Awards being granted to the grantee;

•	Statement that the grant date is the date of the meeting at which the options are approved;

•	Statement that the exercise price of the option or other Equity Award shall be the closing price of the Company’s common stock on the NASDAQ Capital Market (or applicable successor market) on such date.
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
Regulatory Matters
     The Company has advised the SEC of the Audit Committee’s investigation of its stock option grant practices and the Company intends to cooperate with the SEC in any investigation into this matter. As of the date of this Form 10-K, the Company has not been notified of any commencement by the SEC or other governmental agencies of any investigation into the Company’s stock option granting practices.
     On November 14, 2006, the Company notified the SEC that because its Audit Committee’s investigation of the Company’s historical stock option grant practices was ongoing, the Company would not be able to timely file its Form 10-Q for the period ended September 30, 2006. On November 20, 2006, the Company received a Nasdaq Staff Determination notice stating that due to its failure to timely file its Form 10-Q for the quarter ended September 30, 2006, the Company’s common stock would be delisted from the NASDAQ Capital Market at the opening of business on November 29, 2006 unless the Company requested a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”). On November 21, 2006, the Company submitted a request for a hearing before the Panel, which stayed the delisting pending the hearing. The hearing occurred on February 1, 2007. At the hearing, the Company requested that the Panel grant it an extension until March 19, 2007 to file its Form 10-Q for the period ended September 30, 2006. On March 19, 2007, the Company requested an extension until April 17, 2007, and on March 20, 2007, the Panel granted the request for such extension. The Company filed its Quarterly Report on Form 10-Q for the period ended September 30, 2007, on March 27, 2007. On April 2, 2007, the Company received notice from the Panel that it was in compliance with all Nasdaq Marketplace Rules and that the Panel had determined to continue the listing of the Company’s common stock on the NASDAQ Capital Market.
     The Company determined the impact of recording the charges for stock-based compensation was not material to fiscal years 2005 and 2004, and recording the cumulative out-of period charges in fiscal year 2006 would not be material to that period, and accordingly recorded the adjustments relating to stock option practices in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, This conclusion was reached based on an analysis of the adjustments under both Staff Accounting Bulletin 99 and 108. Management concluded that none of the adjustments were material to any of the financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and there were no qualitative issues identified during the investigation that would require restatement under Staff Accounting Bulletin 99 or 108.
Costs of Investigation and Legal Activities
     The Company has incurred substantial expenses for legal, accounting, tax and other professional services in connection with the Audit Committee’s investigation, the preparation of its financial statements and related regulatory matters. The Company has expenses of approximately $350,000 related to these matters, and these costs have been recorded as general and administrative costs in the quarter ended December 30, 2006.
Adjustment Summary
     Following is a summary (in thousands, except per share data) of the effects of these corrections on the Company’s consolidated financial statements:

	Consolidated Balance Sheet
	Unadjusted	Adjustments	Adjusted
December 30, 2006
Income taxes receivable	$202	63	265
Total current assets	7,021	63	7,084
Non-current deferred tax asset	655	108	763
Total assets	33,239	171	33,410
Accrued expenses	2,666	26	2,692
Total current liabilities	5,763	26	5,789
Total liabilities	16,079	26	16,105
Paid-in capital	12,176	456	12,632
Retained earnings	4,961	(311)	4,650
Total shareholders’ equity	17,160	145	17,305
Total liabilities and shareholders’ equity	33,239	171	33,410

	Consolidated Statements of Operations
	Unadjusted	Adjustments	Adjusted
Fifty-two weeks ended December 30, 2006
General and administrative	7,040	429	7,469
Total expenses	42,105	429	42,534
Operating income	2,605	(429)	2,176
Income before income taxes	1,813	(429)	1,384
Income tax expense	626	(118)	508
Net income	1,187	(311)	876
Net income per common shares — basic	0.23	(0.06)	0.17
Net income per common shares — diluted	0.23	(0.06)	0.17

	Consolidated Statement of Cash Flows
	Unadjusted	Adjustments	Adjusted
Fifty-two weeks ended December 30, 2006
Net cash provided by operating activities	4,307	(53)	4,360
Net cash provided by financing activities	(418)	53	(365)
NOTE 4 — ACCOUNTS RECEIVABLE
     Corporate receivables and National Advertising Fund receivables represent amounts due from franchisees for contractual obligations and for product purchases. A summary of accounts receivable follows (in thousands):

	December 30,	December 30,
	2006	2005
Corporate receivables	$558	$442
National Advertising Fund receivables	116	113
Credit card receivables	96	162
Rebate receivables	117	123
Other	70	99

	957	939
Allowance for doubtful accounts	(218)	(153)

	$739	$786

NOTE 5 — PROPERTY AND EQUIPMENT
     Summaries of property and equipment follow (in thousands):

	December 30,	December 31,
	2006	2005
Land	$7,444	$7,560
Buildings	14,573	13,052
Building and site improvements	2,931	2,965
Fixtures and equipment	13,130	13,182
Transportation vehicles	266	224

	38,344	36,983
Accumulated depreciation and amortization	(14,951)	(13,948)

	$23,393	$23,035

     Approximately $7.5 million and $6.9 million of the total fixed assets above relate to assets, primarily buildings, under capital leases and held by the Company as of December 30, 2006 and December 31, 2005, respectively. Related accumulated depreciation for these assets was approximately $2.6 million and $2.5 million for fiscal years 2006 and 2005, respectively.

NOTE 6 — INVESTMENT IN JOINT VENTURES
      As of December 28, 2002, the Company had invested a total of $200,000 for 23%-25% interests in four joint ventures for the purpose of operating Back Yard Burgers restaurants. The Company accounts for these joint ventures using the equity method of accounting. The Company leases the real property from the joint ventures. Three of these leases are capital leases (see Note 9 of Notes to the Consolidated Financial Statements) and one of the leases is an operating lease.
NOTE 7 — ACCRUED EXPENSES
     A summary of accrued expenses follows (in thousands):

	December 30,	December 31,
	2006	2005
Payroll related	$909	$652
Sales taxes	316	295
Property taxes	230	184
Interest	86	45
Utilities	101	109
Professional fees	383	47
Construction in progress	305	—
Other miscellaneous accruals	362	402

	$2,692	$1,734

NOTE 8 — DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES
     In addition to offering single unit franchise agreements, the Company also promotes franchisees to enter into area development agreements. The area development agreement grants to the franchisee the exclusive right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic territory and thereafter to operate each restaurant in accordance with the terms and conditions of the franchise agreement. The franchise agreement grants an exclusive license at a specified location to operate a restaurant in accordance with the Back Yard Burgers system and to utilize the Company’s trademarks, service marks and other rights of the Company relating to the sale of its menu items. At December 30, 2006 deferred fees received for certain franchise and area development rights, net of commissions paid, include amounts sold during the following years (in thousands):

2006	$101
2005	208
Previous years	918

$1,227

NOTE 9 — INDEBTEDNESS
     Long-term debt is collateralized by property and equipment with a net book value aggregating $13,435,000. The balances consist of the following (in thousands):

	December 30,	December 31,
	2006	2005
Notes payable, payable in monthly installments ranging from $47 to $52, including interest ranging from 5.2% to 7.75%	$6,608	$7,364
Capital lease obligations for leased buildings, payable in monthly installments of approximately $5, and effective interest rates ranging from 8.7% to 10.7%	3,246	3,353
Equipment-related capital lease obligation, payable in monthly installment of approximately $5, and effective interest rate of 7.9%	46	106
Capital lease obligations to Lester’s Back Yard Burgers Joint Venture I, II and IV (See Note 6), payable in monthly installments ranging from $4 to $7 and effective interest rates ranging from 12.0% to 12.5%	1,585	1,846

	11,485	12,669
Less interest payments for capital leases	(1,533)	(1,704)
Less current installments	(1,645)	(966)

Total	$8,307	$9,999

     The principal maturities of all long-term debt outstanding as of December 30, 2006, are as follows: $1,645,000 in 2007, $534,000 in 2008, $474,000 in 2009, $455,000 in 2010, $496,000 in 2011 and $6,348,000 thereafter. These principal maturities include principal maturities for capital leases as follows: $843,000 in 2007, $169,000 in 2008, $181,000 in 2009, $139,000 in 2010, $156,000 in 2011 and $1,856,000 thereafter.
     Scheduled interest payments on capital leases as of December 30, 2006 are as follows: $272,000 in 2007, $255,000 in 2008, $229,000 in 2009, $144,000 in 2010, $119,000 in 2011 and $514,000 thereafter.
     On November 17, 2005 the Company borrowed $6,200,000, all of which was outstanding as of December 31, 2005, pursuant to the terms of a Loan Agreement dated November 17, 2005 by and among the Company and its subsidiaries and First Tennessee Bank National Association and a Secured Promissory Note and related collateral documents (collectively, the “Loan Agreement”). Approximately $5,965,000 was outstanding as of December 30, 2006. Under the terms of the Loan Agreement, the Company will make monthly installments of principal and interest on borrowings under the Loan Agreement commencing January 1, 2006 and continuing until December 1, 2012, at which time the entire outstanding principal balance, together with all accrued and unpaid interest, is due and payable. Amortization of the outstanding principal balance is made on a monthly basis and begins at $19,600 per month and increases over the term of the Loan Agreement to $30,200 per month. The unpaid principal balance of borrowings under the Loan Agreement bear interest at a rate equal to the one-month LIBOR plus 2%, adjusted monthly. In May 2006, the Company executed a cash flow hedging instrument (interest rate swap) to minimize interest rate fluctuation risk to convert all of the interest associated with this debt to a fixed rate of 7.75% through the maturity of the note payable. One-month LIBOR plus 2% was approximately 7.08% on the date the swap was executed and was approximately 7.33% as of December 30, 2006. The Company records in its statement of operations interest expense or income related to the fixed rate of the interest rate swap in the period incurred.
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
     The Loan Agreement contains customary affirmative and negative covenants, including without limitation, covenants regarding the sale, lease or franchise of the collateral; delivery of financial statements; maintenance of financial covenants; maintenance of books and records; payment of taxes; maintenance of existence; compliance with law and other agreements; mergers, acquisitions, sales and grants of security interest in assets; changes in management or ownership; dividends; incurrence of loans and guarantees; and conduct of business. The financial covenants relate to the Company’s tangible stockholders’ equity, ratio of total liabilities to stockholders’ equity, and debt coverage ratio; the most restrictive requiring the Company to maintain a debt coverage ratio of at least 1.5 to 1.0. As of December 30, 2006, the Company’s debt coverage ratio was 2.2 to 1.0.

     On February 11, 2003, the Company entered a loan agreement with First Tennessee Bank National Association in the amount of $5,000,000. The loan agreement comprised the following three components: (1) a $2,500,000 five-year loan with a fixed rate of 5.2%. The funds from the five-year term loan were used to refinance approximately $2.3 million of existing notes payable to financial institutions with an average interest rate of 6.8% and maturity dates ranging from one to two years, (2) a $2.0 million draw down line for future expansion with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants and (3) a $500,000 revolver line with a variable rate of interest equal to the one month LIBOR rate plus a spread not to exceed 3% that is calculated based on certain financial covenants, the most restrictive requiring the Company to maintain a debt coverage ratio of at least 1.5 to 1.0. As of December 30, 2006, the Company’s debt coverage ratio was 2.2 to 1.0. The effective rate of interest for the draw down line and revolver line was LIBOR plus 3%, or approximately 8.33%, as of December 30, 2006; however, no borrowings were outstanding at the end of 2005 and 2006 for the draw down line or the revolver line. The principal balance outstanding under the five-year loan was approximately $643,000 as of December 30, 2006, and $1,164,000 as of December 31, 2005. This loan matures in March of 2008.
     As of December 31, 2005, the Company had three capital lease obligations relating to three buildings in which the Company operates restaurants. Two of these obligations were entered during fiscal year 2001 and the third entered during fiscal year 2002. The principal balance outstanding under these leases was approximately $1,484,000 as of December 30, 2006, and approximately $1,551,000 as of December 31, 2005. All three of these leases have an initial term of 15 years with a minimum of four 5-year renewal options at the discretion of the Company. During fiscal year 2005, the Company entered into another capital lease with a principal balance of $646,000, all of which was outstanding as of December 30, 2006. The effective interest rate of this lease was approximately 10.5% and the lease has an initial term of 30 years with a minimum of two 5-year renewal options at the discretion of the Company.
     The Company also had a capital lease obligation relating to the acquisition of certain restaurant equipment as of December 31, 2005. The lease was entered in October of 2002, bearing interest of approximately 7.9% and maturing in September of 2007. The principal balance of this lease was approximately $44,000 as of December 30, 2006, and approximately $99,000 as of December 31, 2005.
     At December 31, 2005, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of December 31, 2005, was approximately $470,000. The term of the guarantee is through August 13, 2023, the maturity date of the loan. If the franchisee ceases to make note payments, the Company may be required to make note payments until the collateral is liquidated. The guarantee provides for no limitation to the maximum potential future payments under the guarantee; however, the estimated maximum potential future payments are approximately $470,000, which represents the principal balance of the note payable as of the end of our fiscal year 2006. The Company currently has no liability recorded in its financial statements for the guarantor’s obligations under the guarantee. There are no recourse provisions in the guaranty agreement; however, the Company potential loss contingencies are minimal since the loan is collateralized with assets whose estimated fair value is greater than the amount of debt outstanding and based on current cash flows of the restaurant, if acquired through default, would be adequate to cover the debt payments.
NOTE 10 — OPERATING LEASES
     Operating leases relate to leased land sites for Company-operated restaurants and office space for corporate operations. All leases contain renewal options. The future minimum rental payments under operating lease agreements as of December 30, 2006 are as follows (in thousands):

2007	$1,119
2008	929
2009	697
2010	640
2011	428
Thereafter	762

$4,575

The above schedule presents minimum lease payments under the Company’s operating leases. The Company has certain operating leases that also require contingent rent in addition to the minimum rent based on a percentage of sales. Rent expense was $1,263,000, $1,525,000, and $1,475,000 in 2006, 2005 and 2004, respectively.

NOTE 11 — RELATED PARTY TRANSACTIONS
     In July of 2002, the Company entered into a financing transaction for a new restaurant site and building with certain officers and directors of the Company. The total value of the transaction was $812,500. The Company recorded $490,000 as a capital lease for the construction of the building and $322,500 as financing for the land on which the building is located. Fair market values were used as the basis for assigning these respective values to the building and land. The effective interest rate of the transaction was approximately 10.7%. The transaction was reviewed and approved by the Company’s Board of Directors. As of December 30, 2006, the remaining principle balance of the lease was approximately $745,000.
NOTE 12 — INCOME TAXES
     Income tax expense (benefit) for the following tax years is comprised of (in thousands):

	2006	2005	2004
Federal, current	$434	$395	$638
State, current	—	(9)	10
Federal, deferred	78	(504)	(131)
State, deferred	(4)	45	8

	$508	$(73)	$525

     Deferred income taxes are provided in recognition of the future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
     The deferred tax assets (liabilities) comprise the following (in thousands):

	December 30,	December 31,
	2006	2005
Current
Current deferred tax assets:
Allowance for doubtful receivable	$85	$60
Accrued expenses	141	133

Net current deferred tax asset	$226	$193

Noncurrent
Noncurrent deferred tax assets:
Franchise and area development fees	$480	$563
Net operating loss carryforwards	694	547
Trademark amortization	22	24
Goodwill amortization	(172)	(105)
Stock based compensation	75	—
Other deferred income	292	335
Impaired asset write-off	144	266
Other	57	83

Gross noncurrent deferred tax assets	1,592	1,713

Noncurrent deferred tax liabilities:
Depreciation	(48)	(198)

Gross noncurrent deferred tax liabilities	(48)	(198)

Net noncurrent deferred tax assets	1,544	1,515

Deferred tax asset valuation allowance	(781)	(644)

	$763	$871

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

     A reconciliation of the statutory Federal and State income tax rates to the income tax provision is as follows:

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Computed tax at 35% statutory rate	$484	35.0	$(41)	35.0	$626	35.0
State income taxes, net of federal benefit	(4)	(0.3)	35	(29.9)	7	0.4
Stock option expense	26	1.9	74	(63.4)	—	—
Work opportunity tax credit	(49)	(3.5)	(100)	85.5	(100)	(5.6)
Valuation allowance releases	—	—	—	—	(28)	(1.6)
Other	51	3.6	(41)	35.2	20	1.1

	$508	36.7	$(73)	62.4	$525	29.3

     As of December 30, 2006, the Company has net operating loss carryforwards available for state income tax reporting purposes on a consolidated basis of approximately $18 million. These net operating loss carryforwards expire between 2007 and 2021.
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
     In May 1995, the Board of Directors of the Company and the shareholders authorized the adoption of an Incentive Award Plan (“IAP”) for the Company’s employees. An aggregate of 450,000 shares of common stock may be granted under the IAP, as amended in May 1997. Options granted under the IAP may be designated by the Compensation Committee of the Board of Directors as Incentive Stock Options or Non-Qualified Stock Options. Non-Qualified Stock Options granted under the IAP may not be granted at a price less than par value of the common stock. Incentive Stock Options granted under the IAP may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate number of shares for which options are granted to any employee during any calendar year may not exceed 15,000. The term of the options shall be set by the Compensation Committee of the Board of Directors and no term shall exceed a reasonable time period. In the case of Incentive Stock Options, the term shall not be more than ten years from the date of grant. No future grants will be made from this plan.
     Under the IAP, the Compensation Committee of the Board of Directors may award Restricted Stock and/or a Performance Award to selected employees. A Performance Award shall mean cash bonus, stock bonus or other performance or incentive award that is paid in cash, stock or a combination of both. The Company has not issued any Restricted Stock or Performance Awards.
     In May 2002, the Board of Directors of the Company and the shareholders authorized the adoption of an Equity Incentive Plan (“EIP”) for the Company’s employees and directors. An aggregate of 225,000 shares of common stock may be granted under the EIP. In 2004, the plan was amended with shareholder approval to (i)

increase the number of shares of common stock that may be issued under the Plan by 400,000 shares from 225,000 shares to 625,000 shares, and (ii) provide that the Board may not materially amend the Plan without the approval of the Company’s stockholders. As of December 30, 2006, there were 373,000 options available under the EIP for future grants. Options granted under the EIP may be designated by the Compensation Committee of the Board of Directors as Incentive Stock Options or Non-Qualified Stock Options. Non-Qualified Stock Options granted under the EIP may be granted at a price less than fair market value of the common stock on the grant date. Incentive Stock Options granted under the EIP may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate number of shares for which Awards are granted to any employee during any calendar year may not exceed 35,000. The term of the options shall be set by the Compensation Committee of the Board of Directors and shall not be more than ten years from the date of grant.
     Additionally, under the EIP, the Compensation Committee of the Board of Directors may award Restricted Stock and/or stock appreciation rights (SARs) to selected employees. The Company has not issued any Restricted Stock or SARs.
     A summary of activity in the above option plans for the years ended December 30, 2006, December 31, 2005 and January 1, 2004 follows:

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	559,846	$3.77	629,576	$3.29	659,051	$3.24
Granted	—	—	93,500	5.00	7,000	7.90
Exercised	(162,250)	2.22	(144,800)	2.31	(35,140)	2.93
Canceled	(46,220)	5.77	(18,430)	5.41	(1,335)	3.07

Outstanding at end of year	351,376	4.23	559,846	3.77	629,576	3.29

Exercisable at end of year	332,896	4.19	464,036	3.51	599,216	3.13

     A summary of information about the Company’s stock options outstanding at December 30, 2006 follows:

		Weighted			Weighted
		average	Weighted		Average	Weighted
Range of		remaining	average		remaining	Average
exercise	Options	contractual	exercise	Options	contractual	Exercise
prices	Outstanding	life	price	exercisable	Life	Price
$0.50 - $1.00	25,000	4.0	$0.72	25,000	4.0	$0.72
$1.00 - $3.00	75,776	3.1	1.44	75,776	3.1	1.44
$3.00 - $5.00	93,600	5.5	4.05	93,600	5.5	4.05
$5.00 - $7.00	130,000	7.9	5.51	111,520	7.8	5.60
$7.00 -$12.00	27,000	5.9	9.74	27,000	5.9	9.74

$0.50 -$12.00	351,376	5.8	$4.23	332,896	5.7	$4.19

     In May 1995, the Board of Directors of the Company and the shareholders authorized the adoption of an Employee Stock Purchase Plan (“ESPP”) for the Company’s employees. An aggregate of 225,000 shares of common stock may be issued under the ESPP. Shares purchased under the ESPP shall be sold to participants at 85% of the reported price and the maximum number of shares that can be purchased by a participant is 1,000 shares per quarter. The ESPP shall continue in effect through May 31, 2010. During 2006, 2005 and 2004, 5,027, 4,877 and 6,038 shares were purchased, respectively, under the ESPP. As of December 30, 2006, a total of 136,712 shares have been purchased under the ESPP since its inception in May 1995.

NOTE 15- EARNINGS PER SHARE
     A reconciliation of basic earnings per share to diluted earnings per share follows (in thousands, except per share data):

	2006			2005			2004
			Per-Share			Per-Share			Per-Share
	Income	Shares	Amount	(Loss)	Shares	Amount	Income	Shares	Amount
Basic EPS
Income available to common stockholders	$876	5,084	$0.17	$(44)	4,833	$(0.01)	$1,264	4,774	$0.26
Effect of Dilutive Securities
Convertible preferred stock		14			—			20
Stock options		108			—			302

Diluted EPS
Income available to common stockholders plus assumed conversions	$876	5,206	$0.17	$(44)	4,833	$(0.01)	$1,264	5,096	$0.25

     Approximately 137,000 and 49,000 options to purchase the Company’s common stock were not included in the above calculation for the years 2006 and 2004, respectively because the inclusion of these options would have been anti-dilutive. All convertible preferred stock and stock options are anti-dilutive and thus are not included in the calculation of diluted earnings per share for 2005. Income available to common stockholders for each year presented above has not been affected by preferred dividends because the Company has not declared any dividends on its preferred shares.
NOTE 16 — SUBSEQUENT EVENTS
     In January 2007, the Company entered a contract to sell one Company-operated restaurant to a third party. While there is no guarantee the transaction will close, the Company anticipates the transaction to close by the end of April 2007, at which time the Company would recognize a gain on the sale of the restaurant of approximately $135,000.
NOTE 17- COMMITMENTS AND CONTINGENCIES
     Concentration of Risk. Financial instruments which could subject the Company to concentration of credit risk are primarily cash and cash equivalents and receivables. The Company places its cash and cash equivalents in insured depository institutions. At December 30, 2006, the Company’s uninsured cash balance was approximately $5.5 million. The Company performs ongoing credit evaluations of its franchisees and when necessary maintains reserves for potential credit losses on receivables, which are not collateralized.
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
     Employment Agreements. The Company is party to a three year Employment Agreement and a Severance Agreement with the Chairman and CEO of the Company. In connection with the Company’s previously announced plan to separate the positions of Chairman and CEO and appoint a new CEO/President, the Company entered into a new agreement with the Chairman and CEO in April 2006 under which the current Chairman and CEO will serve as a non-executive Chairman of the Company upon the hiring of a new CEO/President. The new agreement will also supersede the existing Employment Agreement and the Severance Agreement upon the hiring of a new CEO/President.
     The Company entered a Retention and Change in Control Agreement with the Chief Financial Officer in October 2006. The Company is also party to severance agreements with certain other key employees of the Company.

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Back Yard Burgers, Inc.
Memphis, TN
We have audited the accompanying consolidated balance sheet of Back Yard Burgers, Inc. as of December 30, 2006 and the related consolidated statement of operations, stockholders’ equity, and cash flows for the fiscal year ended December 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Back Yard Burgers, Inc. at December 30, 2006, and the results of its operations and its cash flows for the fiscal year ended December 30, 2006, in conformity with accounting principles generally accepted in the United States of America.
/s/ BDO Seidman, LLP
April 16, 2007

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Back Yard Burgers, Inc.
     In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of Back Yard Burgers, Inc. and its subsidiaries at December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and January 1, 2005, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Memphis, Tennessee
March 7, 2006