Form 10-K/A
period 2006-12-30
BACK YARD BURGERS INC
filed 2007-04-30
CIK 901495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Mark One)

☑	Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934
FOR THE FISCAL YEAR ENDED DECEMBER 30, 2006
or

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number 1-12104
BACK YARD BURGERS, INC.
(Name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	64-0737163 (IRS employer identification no.)

1657 N. Shelby Oaks Drive, Suite 105
Memphis, Tennessee (Address of principal executive offices)	38134-7401 (Zip code)
(901) 367-0888
(Registrant’s telephone number)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	NASDAQ Capital Market
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of common stock held by non-affiliates on July 1, 2006 was approximately $16,811,000.
     The number of shares outstanding of the registrant’s common stock as of March 30, 2007 was 5,125,747

EXPLANATORY NOTE
     The purpose of this Amendment No. 1 to the Annual Report on Form 10-K/A is to include certain information that was omitted from Part III of the Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 16, 2007 (the “Original Filing”) because it was incorporated by reference from the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders. Because the Company’s definitive Proxy Statement for the 2007 Annual Meeting of Stockholders will not be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year ended December 30, 2006, the information required by Part III of the Annual Report on Form 10-K cannot be incorporated by reference and therefore must be included in the Annual Report. This Amendment No. 1 contains the information that was previously omitted from Part III of the Annual Report.
     This Form 10-K/A does not attempt to modify or update any other disclosures set forth in the Original Filing, except as required to reflect the additional information included in Part III of this Form 10-K/A. Additionally, this amended Form 10-K/A, except for the additional information included in Part III, speaks as of the filing date of the Original Filing and does not update or discuss any other Company developments after the date of the original filing. All information contained in this amended Form 10-K/A and the Original Filing is subject to updating and supplementing as provided in the periodic reports that the Company has filed and will file after the original filing date with the Securities and Exchange Commission.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     Following is a summary of the age, business experience, principal occupations, employment and tenure of the Company’s board of directors (the “Board”).

			Director	Year Term
Name	Age	Principal Occupation During Past 5 Years	Since	Will Expire
Dane C. Andreeff	41	Dane C. Andreeff has been the managing member of Andreeff Equity Advisors, LLC, a private investment firm, since its founding in 1996.	2006	2007

William B. Raiford, III	46	Mr. Raiford has been an attorney with Merkel & Cocke, P.A. since 1989.	1993	2007

W. Kurt Henke	49	Mr. Henke has been an attorney with Henke-Bufkin, P.A., since 1992.	1993	2008

Gina A. Balducci	45	Gina A. Balducci has been a certified public accountant with W.L. Walters, CPAs since 1985.	2006	2008

Lattimore M. Michael	63	Mr. Michael has been Chairman and Chief Executive Officer of the Company since 1993. From 1987 to 1992, he was the Company’s President and Chief Executive Officer.	1987	2009

Joseph L. Weiss	47	Mr. Weiss is Interim Chief Operating Officer of the Company. From 1993 to 1999, he was President and Chief Operating Officer of the Company.	1989	2009

Jim L. Peterson	71	Mr. Peterson is the Chairman and Chief Executive Officer of J. P. Family Restaurants Holding Company. He is also the Chairman Emeritus for Bojangles’ Restaurants, Inc., and past Chairman of Apigent Solutions. From 1994 to 1999, he was Chairman, President and Chief Executive Officer of Bojangles’ Restaurants, Inc. Prior to joining Bojangles, he was President and Chief Executive Officer for Whataburger, Inc. for 20 years.	2000	2009
     In addition to Messrs. Michael and Weiss, employee directors for whom biographical information is set forth above, the Company’s other current executive officer is as follows:
     Michael G. Webb (age — 38) has been the Company’s chief financial officer (“CFO”) since 1999. From 1995 to 1999, he was the controller for Shepherd Tissue, Inc. From 1993 to 1995, he was a senior financial analyst for the Promus Companies. Prior to 1993, Mr. Webb was an auditor for KPMG Peat Marwick.
Section 16(a) Beneficial Ownership Reporting Compliance
     U.S. securities laws require the Company’s officers and directors, and persons who own more than ten percent of a registered class of the common stock, to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of all filed forms to the Company. Based solely on its review of the copies of such forms and written representations from reporting persons, the Company believes that all such filings required in 2006 were made in a timely fashion.
Governance Initiatives
     The Board or Directors has adopted a number of measures designed to comply with the requirements of the

Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and final rules of the SEC interpreting and implementing the Sarbanes-Oxley Act, as well as new listing standards of the Nasdaq Stock Market, Inc. Specifically the Board has (1) established an independent Nominating and Governance Committee, (2) adopted a set of Corporate Governance Guidelines, (3) adopted a revised Audit Committee Charter which reflects certain changes required under the Sarbanes-Oxley Act, (4) adopted specific procedures requiring pre-approval by the Audit Committee of audit, audit-related and non-audit services to be provided by the Company’s independent auditors and (5) adopted a Compensation Committee Charter outlining the duties of the Compensation Committee. The Company has also adopted its Business Conduct Policy. The Company’s Business Conduct Policy is the Company’s code of ethics applicable to all directors, officers and employees of the Company, embodies the Company’s principles and practices relating to the ethical conduct of the Company’s representatives and its long-standing commitment to honesty, fair dealing and full compliance with all laws that affect the Company’s business operations. Copies of the revised Audit Committee Charter, Compensation Committee Charter, Nominating and Governance Committee Charter, Business Conduct Policy and Corporate Governance Guidelines are available on the Company’s website at www.backyardburgers.com.
     The Company, the Board of Directors and each of the Board committees will continue to monitor corporate governance developments and will continue to evaluate committee charters, duties and responsibilities with the intention of maintaining full compliance therewith.
     The Audit Committee is directly responsible for the engagement, compensation and oversight of the Company’s independent auditors and the review and oversight of the Company’s internal controls, including the Company’s financial reporting processes and audits of the Company’s financial statements. The Audit Committee is presently composed of Jim L. Peterson, as Chairman, William B. Raiford, III and Gina A. Balducci. The Company anticipates that these individuals will continue to serve on such committee in 2007. The Board has determined that each of these individuals qualifies as an “independent” director under the Sarbanes-Oxley Act, related SEC rules, and the Nasdaq listing standards related to Audit Committees. In addition the Board has determined that Ms. Balducci qualifies as an “audit committee financial expert” within the meaning of the regulations of the SEC.
ITEM 11. EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
General
     The Compensation Committee (the “Compensation Committee”) of the Board has responsibility for reviewing, evaluating and approving the compensation plans, policies and programs of the Company, including awards under bonus and equity-based plans. The Compensation Committee annually reviews and approves corporate goals and objectives relevant to CEO compensation, evaluates the CEO’s performance in light of those goals and objectives and establishes the CEO’s compensation based on this evaluation. The Compensation Committee’s review and approval of compensation includes the total compensation, if any, potentially payable to the CEO and other senior executives under all reasonable scenarios, including death or disability, retirement, voluntary termination, involuntary termination and changes of control. Throughout this Form 10-K/A, the individuals who served at any time during fiscal 2006 as the Company’s CEO, CFO, and chief operating officer (the “COO”) are referred to as the “named executive officers.” Other than individuals serving as the CEO, CFO and COO, the Company had no other executive officers during fiscal 2006.
Objectives of Compensation Program
     The Company’s goals and objectives with respect to its compensation program are to make decisions consistent with the long-term growth and operational performance objectives of the Company. In 2006 the Company’s compensation program for the named executive officers and other executives was based upon the following principles and policies:
• The Company is committed to providing a compensation program that is fair, non-discriminatory and forward-looking, and helps attract and retain quality executives while motivating such persons to perform their jobs in the most effective manner. In order to achieve this purpose, the Company’s compensation policies must, among other things, (1) be internally equitable and externally competitive, (2) reward individuals based upon productivity and performance, (3) contain an appropriate mix of cash and long-term or equity-based compensation, (4) be administratively efficient and within budgetary parameters and (5) be flexible in response to changing conditions. By applying such criteria, the Company has designed its compensation program to reward above average performance in an equitable manner while retaining competitive flexibility.
• General cash bonus awards for the CEO are initially conditioned upon the Company attaining a targeted profit. Assuming the Company achieves this threshold, awards are based upon individual performance and responsibility. The foregoing performance criteria are subjectively evaluated and applied and are not based upon a mathematical formula.
• On a limited basis, certain personnel receive targeted bonuses in recognition of extraordinary performance or achievement.
     The Company maintains an ongoing program of evaluation of officers and other personnel in which supervisors set objectives and goals for personnel reporting to them, evaluate the performance of and recommend compensation for such personnel. Senior management, including the CEO, reviews the performance of the Company’s other officers and personnel and makes final recommendations on their compensation levels to the Compensation Committee.
Role of Executive Officers in Compensation Decisions
     Decisions regarding the non-equity compensation of the CEO are made by the Compensation Committee and ratified by the Board. Mr. Michael, the Chairman and CEO annually meets with the appropriate senior managers and officers to review the performance of each employee of the Company. The conclusions reached and recommendations based on these reviews, including salary adjustments and annual award amounts, if any, are presented to the Compensation Committee. Recommendations related to the CFO’s compensation are made by the CEO and presented to the Compensation Committee for approval. The Compensation Committee can exercise its discretion in modifying any recommended adjustments or awards to executives.
Executive Compensation Components for 2006
     The Compensation Committee regularly reviews the Company’s compensation program to ensure that the components of the program will allow the Company to achieve the objectives described above. In 2006 the Company’s compensation program consisted of the following:
Base Salary. Base salary levels for the named executive officers and other officers are annually reviewed by the Compensation Committee. For 2006, base salary levels were subjectively determined based upon the following factors: (1) the potential impact each position has on the Company, (2) the skills and experience required by the position, (3) individual performance contributions in accordance with the compensation philosophy of the Company, (4) senior management’s perception and understanding of the appropriate salary levels that are necessary to motivate its employees and remain competitive within the markets in which the Company operates and (5) the Company’s budgetary parameters established for the full year. During 2006 base salaries paid to all named executive officers employed for the full years of 2005 and 2006 as a group (including the CEO) increased by approximately 4%. Adjustments to base salary levels are effective as of the first business day of the Company’s second fiscal quarter.
General Cash Bonuses. The Company’s 2006 general cash bonus program conditioned the payment of bonuses to certain named executive officers achieving certain operational goals, including net income targets. The Board retains discretion to award bonuses in excess of the pre-determined maximum if growth or performance is exceptional and results from the efforts of the officer or employee. The CEO’s 2006 bonus was based entirely on the Company achieving a specific net income target for the fiscal year, and as the Company did not achieve the goal, no bonus was paid to the CEO for 2006. The CFO’s 2006 bonus plan was based on certain operational goals as set by the CEO and the Compensation Committee. Total bonus paid to the CFO during 2006 under this plan was $27,500. Bonus amounts are subjective and are set at levels at which the Compensation Committee believe is appropriate to retain and motivate the Company’s officers.
Stock Options. The Compensation Committee believes that stock options provide an appropriate incentive to encourage management and other employees, but particularly the named executive officers, to maximize stockholder returns since the value of an option bears a direct correlation to appreciation in the Company’s stock price. Grants under the Company’s 2002 Equity Incentive Plan are awarded to directors, officers, and other Company employees based on job classification. For named executive officers and other employees, these options generally vest as follows: one-third six months after the date of grant and one-third on each of the first and second anniversary of the grant date. For non-employee directors, these options generally vest 100% six months from the date of grant.
     The Compensation Committee believes that such grants have the effect of more closely aligning the interests of the recipient with the interests of stockholders, while at the same time providing a valuable tool for attracting, rewarding and retaining key employees. As noted in the Recent Developments section of Part I of the Company’s Original Filing, certain stock options for the CEO and CFO were re-priced in March 2007 as a result of the Company’s review of its historical stock option practices.
     In granting stock options, the CEO prepares a recommendation to the Compensation Committee for the number of stock option grants. This recommendation includes grants to the named executive officers, other officers and personnel. To the extent such grants involve members of senior management, including the named executive officers, the recommendation includes the specific grant amounts for each member of senior management. Prior to the adoption by the Boardof a formal policy (the “Policy”) in March 2007 with respect to the granting of options or other equity incentive awards, the Company’s policy was to allow the Compensation Committee to make specific grants for specific rank and file employees or approve a “pool” of stock options to rank and file employees, and delegate to senior management the authority to allocate those options among such employees. However, pursuant to the Policy, the Compensation Committee is no longer authorized to approve a “pool” of stock options to any employees. Rather in all cases, the Compensation Committee is only authorized to approve specific grants to specific employees. For more information concerning the new Policy, please see the Recent Developments section of Part I of the Company’s Original Filing.
     The Compensation Committee determines to grant stock options based upon this recommendation and the subjective analysis of a number of factors, including the overall mix of equity-based compensation to cash compensation, the number and frequency of prior option grants and the potential for an individual’s contribution and performance to positively impact the Company’s performance. Although no stock options were granted in 2006, the Compensation Committee will consider granting additional stock options to existing officers and personnel or to prospective officers and personnel in the future as circumstances warrant.
Other Benefits. The named executive officers receive life, health and dental, insurance coverage; in addition, the CEO receives supplemental life and long-term disability insurance coverage, as well as an automobile allowance in amounts the Company believes to be competitive with comparable restaurant operators.
Chairman and Chief Executive Officer Compensation
     The 2006 cash compensation payable to Mr. Michael, the Company’s Chairman and CEO, was determined pursuant to a written employment agreement which became effective April 15, 1993 (the “1993 Agreement”). The 1993 Agreement provides for, contingent on achievement of an after-tax net income target which the Company previously realized, an annual base salary of $159,000 which may be increased from time to time by the Board, in its sole discretion. Although not specified in the 1993 Agreement, the Board and the Compensation Committee may, in evaluating increases to Mr. Michael’s base salary, consider such factors as individual merit and performance, assigned duties and scope of responsibility and relative compensation of comparable positions within the industry. Mr. Michael’s current annual base salary is $159,000. In addition, the 1993 Agreement provides for a bonus based on achievement of certain profit goals as set by the Company’s Compensation Committee. Mr. Michael received no cash bonus in 2006 because the net income target was not met. Under the terms of the 1993 Agreement, in the event of the termination of Mr. Michael’s employment by the Company, Mr. Michael is entitled to (i) his base salary through the last day of the month in which the date of termination occurs, at the annual rate in effect at the date of termination, to the extent unpaid prior to such date of termination; and (ii) any bonus described above which was earned prior to the date of termination to the extent unpaid prior to such date, except no such bonus payments will be made if Mr. Michael is terminated for cause.
     The Compensation Committee has reviewed Mr. Michael’s entire compensation package in the context of Mr. Michael’s historical compensation levels, his contribution to the Company including individual merit and performance, his significant responsibilities, including assigned duties, and relative compensation of comparable positions within the industry. Based upon this review the Compensation Committee believes the level of Mr. Michael’s compensation for 2007 is appropriate.

Employment Agreement with Chairman and Chief Executive Officer
     The Chairman and CEO’s salary and bonus for 2006 were determined pursuant to a written employment agreement, the 1993 Agreement, discussed above. In connection with Company’s previously announced plans to separate the Chairman and CEO positions of the Company, the Company and Mr. Michael entered into an Employment Agreement dated April 4, 2006 (the “Employment Agreement”). The terms of the Employment Agreement provide that Mr. Michael will resign as the CEO of the Company on the date which the Company employs a permanent CEO to replace Mr. Michael solely in his role as CEO of the Company (the “Effective Date”). The Company will continue to employ Mr. Michael as Chairman of the Board and as an employee of the Company after the Effective Date. Mr. Michael’s employment under the Employment Agreement commences on the Effective Date and, unless sooner terminated pursuant to the Employment Agreement, terminates as of the close of business on date of the Company’s 2011 annual meeting of stockholders; provided, that Mr. Michael will serve only as an employee of the Company, and not as Chairman of the Board, during any period in which he has not been elected by the Company’s stockholders as a director of the Company. Under the terms of the Employment Agreement, Mr. Michael will receive an annual base salary of $85,000, an annual car allowance of approximately $10,000, and other benefits. As of the Effective Date, the 1993 Agreement between the Company and Mr. Michael will terminate.
Post Employment Agreements
     Effective October 9, 2006, the Company entered into a Retention and Change in Control Agreement with Michael G. Webb, CFO. The Retention and Change in Control Agreement supersedes and replaces in its entirety the Amended and Restated Severance Agreement entered into between the Company and Mr. Webb, who is referred to as “the executive” in the following discussion, effective as of October 11, 2004. The Retention and Change in Control Agreement provides that following the first to occur of: (i) a “change in control,” (ii) termination of the executive’s employment by the Company, without “cause,” prior to the occurrence of any other “payment trigger” described in this paragraph, or (iii) the later of March 1, 2007 or the date of filing of the Corporation’s Annual Report on Form 10-K, including exhibits and schedules, for the fiscal year ending December 30, 2006 with the Securities and Exchange Commission (any of the foregoing events being referred to as a “payment trigger”), the Company is required to pay the executive an amount as follows:
     (a) if a payment trigger arises as a result of the event described in (i) above, the Company shall pay to the executive a lump sum payment, in cash, equal to the sum of (1) the executive’s annual base salary in effect immediately prior to the payment trigger, plus (2) the executive’s bonus for the fiscal year immediately preceding the year in which such termination occurs; and any then unvested stock option awards previously granted to the executive by the Company shall become immediately 100% vested, and any portion of a stock option award accelerated pursuant to this payment trigger shall be exercisable pursuant to the terms of the stock option plan and the stock option award agreement applicable to such award;
     (b) if a payment trigger arises as a result of the events described in (ii) above, the Company shall pay to the executive a lump sum payment, in cash, equal to the sum of (1) one-half (1/2) the executive’s annual base salary in effect immediately prior to the payment trigger, plus (2) one half (1/2) the executive’s bonus for the fiscal year immediately preceding the year in which such termination occurs; provided, that if a “change in control” shall occur within ninety (90) days after the payment of the amount otherwise due to the executive under this provision, the Corporation shall upon the date of such “change in control” pay to the executive an additional lump sum payment, in cash, equal to the amounts specified in clauses (1) and (2) above, in this paragraph; and in any such event, any then vested stock option award previously granted to the executive by the Company shall continue to be exercisable pursuant to the terms of the stock option plan and the stock option award agreement applicable to such award; and
     (c) if a payment trigger arises as a result of either of the events described in (iii) above, the Company shall pay to the executive, in periodic installments made at the same time and at such intervals as other executives of the Company receive payments of salary, a cash amount equal to the base salary the executive was receiving immediately prior to the occurrence of the payment trigger described in (iii) above, plus a pro-rated amount of the executive’s bonus for the fiscal year immediately preceding the year in which such payment trigger occurs, until such time as the executive shall have received an aggregate amount equal to the sum of (1) one-half (1/2) the executive’s annual base salary in effect immediately prior to the payment trigger, plus (2) one half (1/2) the executive’s bonus for the fiscal year immediately preceding the year in which such termination occurs; and any then vested stock option award previously granted to the executive by the Company shall continue to be exercisable pursuant to the terms of the stock option plan and the stock option award agreement applicable to such award.
     The agreement also provides that notwithstanding any provision of any incentive compensation plan, and in addition to any payments described under paragraphs (a), (b) or (c) above, the Company shall pay to the executive a lump sum amount, in cash, equal to the amount of any incentive compensation that has been allocated or awarded to the executive for a completed fiscal year or other measuring period preceding the occurrence of a payment trigger under any incentive compensation plan but has not yet been paid to the executive.
     On February 26, 2006, the Company and Michael W. Myers, the Company’s former President COO, entered into a Separation Agreement and General Release (the “Separation Agreement”). Pursuant to the Separation Agreement, Mr. Myers resigned from the Company effective February 26, 2006. The Company agreed to pay Mr. Myers the aggregate sum of $90,000, of which $10,000 was paid on March 7, 2006 and the remaining $80,000 was paid in six monthly installments beginning March 7, 2006.
Section 162(m)
     In 1993 Congress enacted Section 162(m) of the Internal Revenue Code, which limits the deductibility for federal income tax purposes of annual compensation paid to certain covered executive officers (including the CEO) to $1 million, subject to certain exceptions. Section 162(m) is not expected to have an impact or result in the loss of a deduction with respect to compensation paid to any of the Company’s executives during the last year or in the foreseeable future. In this regard it should be noted that all option grants effected under the Company’s 2002 Equity Incentive Plan will continue to qualify for an exemption under Section 162(m).
     The following table sets forth compensation information for 2006 with respect to the named executive officers:

Summary Compensation Table
							Change in
							Pension Value
							and
							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Principal Position	Year	($)	($)	($)	($)(3)	($)	($)	($)	($)
Lattimore M. Michael, Chairman and Chief Executive Officer	2006	157,113	—	—	23,225	—	—	20,360 (1)	200,698

Michael W. Myers, President and Chief Operating Officer (4)	2006	44,936	13,825	—	2,511	—	—	1,366 (2)	62,638

Joseph L. Weiss, Interim Chief Operating Officer (5)	2006	151,071	—	—	—	—	—	—	151,071

Michael G. Webb, Executive Vice President and Chief Financial Officer	2006	161,762	27,500	—	23,225	—	—	—	212,487

(1)	The amount indicated for Mr. Michael includes $10,428 for an automobile allowance, $6,180 for long-term disability insurance and $3,752 for life insurance.

(2)	The amount indicated for Mr. Myers is for life insurance.

(3)	The value of stock option awards shown in this column include all amounts expensed in the Company’s financial statements in 2006 for equity awards pursuant to SFAS 123R, and includes awards made in 2005 and prior years. There were no stock option awards made to directors during 2006. The Company’s accounting treatment for equity awards is set forth in Note 1 of the notes to the Company’s 2006 consolidated financial statements. There were no option awards repriced in 2006; however, there were three option awards re-priced in 2007 as described in Note 3 of the Notes to the Consolidated Financial Statements, but the re-pricing of these options did not result in any incremental fair value for these options.

(4)	Michael W. Myers resigned from his position as President and COO of the Company effective February 26, 2006. The compensation information above excludes payments made pursuant to his Severance Agreement described in the Post Employment Agreements section of this disclosure.

(5)	Mr. Weiss has been serving as the Company’s Interim COO since February 26, 2006. Option grants are related to his service as a member of the Board and have therefor been excluded from the amounts reported in the table. Stock option compensation for Mr. Weiss is included in the Director Compensation Table as the outstanding options were awarded for service as a director of the Company.
     There were no shares of stock, stock options of SARs granted during 2006 nor has there been any nonqualified deferred compensation paid to any named executive officers during 2006, and neither of these forms of compensation have been approved to date for 2007. The Company does not have any plans that provide for specified retirement payments and benefits at, following or in connection with retirement. Therefore tables regarding this information have been omitted.
     The following table sets forth information as of December 30, 2006 on all unexercised options previously awarded to the named executive officers:

Option Awards						Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity					Awards:	Payout
			Incentive					Number of	Value of
			Plan				Market	Unearned	Unearned
	Number of	Number of	Awards:			Number of	Value of	Shares or	Shares,
	Securities	Securities	Number of			Shares or	Shares or	Units or	Units, or
	Underlying	Underlying	Securities			Units of	Units of	Other	Other
	Unexercised	Unexercised	Underlying	Option		Stock That	Stock That	Rights That	Rights That
	Options -	Options -	Unexercised	Exercise	Option	Have Not	Have Not	Have Not	Have not
	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name	(#)	(#)	(#)	($)	Date	($)	(#)	(#)	($)
Lattimore M. Michael	8,000	—	—	$1.375	4/2/10	—	—	—	—
	25,000	—	—	$1.232	1/1/11	—	—	—	—
	25,000	—	—	$8.420	1/1/12	—	—	—	—
	22,000	—	—	$3.900	1/1/13	—	—	—	—
	18,000	—	—	$6.239	1/1/14	—	—	—	—
	11,725	5,775 (1)		$5.000	8/12/15	—	—	—	—

Michael W. Myers	—	—	—	—	—	—	—	—	—

Joseph L. Weiss	5,000	—	—	$11.140	5/28/07	—	—	—	—
	5,000	—	—	$3.900	1/1/13	—	—	—	—
	5,000	—	—	$6.239	1/1/14	—	—	—	—
	5,000	—	—	$5.000	1/1/15	—	—	—	—

Michael G. Webb	20,000	—	—	$7.650	1/1/12	—	—	—	—
	6,600	—	—	$3.900	1/1/13	—	—	—	—
	16,000	—	—	$6.239	1/1/14	—	—	—	—
	11,725	5,775 (1)		$5.000	8/12/15	—	—	—	—

(1)	The option was granted on August 12, 2005. Assuming continued employment with the Company, the remaining shares under the option agreement will become exercisable on August 12, 2007.

Aggregated Option Exercises in Last Fiscal Year and Stock Vested

	Option Awards		Stock Awards
			Number of
	Number of Shares		Shares
	Acquired on	Value Realized	Acquired on	Value Realized
	Exercise	on Exercise	Vesting	on Vesting
Name	(#)	($)(1)	(#)	($)
Lattimore M. Michael	—	—	—	—
Michael W. Myers	100,000	231,540	—	—
Joseph L. Weiss	2,500	6,850	—	—
Michael G. Webb	49,400	156,468	—	—

(1)	The dollar amount shown represents the product of the number of shares purchased upon exercise of the related options times the difference of the average of the high and low sales prices reported on December 29, 2006 ($5.26) and the weighted average purchase price per share payable upon such exercise.
Stock Option Amendment Agreements with Certain Named Executive Officers
     As a result of an internal stock option review, on March 29, 2007, the Company and Mr. Lattimore M. Michael, its Chairman and CEO, agreed to amend the stock option award agreements entered into between the Company and Mr. Michael to increase the exercise price for the stock options granted to Mr. Michael as part of the 2001 annual stock option grant and 2002 annual stock option grant. Under the amendments, the exercise price for the options granted to Mr. Michael pursuant to the 2001 annual stock option grant was increased from $.722 per share (110% of the fair market value of the common stock on the recited date of grant in the original award agreement) to $1.232 per share (110% of the fair market value of the common stock on the adjusted measurement date for such award). In addition, the exercise price for the options granted to Mr. Michael pursuant to the 2002 annual stock option grant was increased from $4.38 per share (110% of the fair market value of the common stock on the recited date of grant in the original award agreement) to $8.42 per share (110% of the fair market value of the common stock on the adjusted measurement date for such award). These exercise prices, being equal to 110% of the fair market value of the Company’s common stock on the adjusted measurement dates, are required by the stock option plans under which the options were granted since Mr. Michael holds in excess of 10% of the outstanding capital stock of the Company. The amendments to these options were made voluntarily by Mr. Michael.
     Also as a result of an internal stock option review, on March 29, 2007, the Company and Mr. Michael G. Webb, its Executive Vice President and CFO, agreed to amend the stock option award agreement entered into between the Company and Mr. Webb to increase the exercise price for the stock options granted to Mr. Webb as part of the 2002 annual stock option grant. Under the amendment, the exercise price for the options granted to Mr. Webb pursuant to the 2002 annual stock option grant was increased from $3.98 per share, the fair market value of the common stock on the recited date of grant in the original award agreement, to $7.65 per share, the fair market value of the common stock on the adjusted measurement date for such award. This amendment was made voluntarily by Mr. Webb.
Compensation Committee Interlocks and Insider Participation
     Mr. Weiss served as the chairman of the Company’s Compensation Committee during 2005. As a member of the Compensation Committee, Mr. Weiss participated in deliberations with other committee members concerning compensation of officers and non-management personnel. Mr. Weiss previously served as the Company’s President and COO until his resignation in October 1999. Effective February 27, 2006, Mr. Weiss was appointed by the Board to serve as Interim COO and resigned from the Compensation Committee. For the remainder of 2006, Messrs. Henke and Raiford served as members of the Compensation Committee and Ms. Balducci was appointed to the Compensation Committee in September of 2006 as well. During 2007, the members of the Compensation Committee will be Messrs. Henke and Raiford and Ms. Balducci, each of whom is a non-employee director.

Compensation Committee Report
     The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s annual report on Form 10-K, as amended, for the year ended December 30, 2006.
Compensation Committee:
W. Kurt Henke
William B. Raiford, III
Gina A. Balducci
Director Compensation
     In 2006 non-employee directors were paid a fee of $2,000 per regular or special Board meeting attended, whether in person or via telephone conference (except that if the Board meeting was conducted via telephone conference and lasted less than 2 hours, non-employee directors were paid a fee of $1,000 per Board meeting). In 2006 non-employee directors serving on committees of the Board were paid a fee of $1,000 per regular or special committee meeting (except that if the committee meeting was conducted via telephone conference and lasted less than 2 hours, non-employee directors were paid a fee of $500 per committee meeting). The Company expects to retain this same fee structure in 2007. The Company’s officers are not compensated for their service as directors or committee members.
     Historically each non-employee director receives a grant of non-qualified options to purchase up to 5,000 shares of the Company’s common stock annually. However, no stock option grants have been made to directors since August 2005 and no grants are anticipated during 2007. All options granted to non-employee directors became exercisable six months after the date of each grant and expire 10 years after the date of issuance.
     The following table sets forth compensation information for 2006 with respect directors:
DIRECTOR COMPENSATION TABLE

					Change in
					Pension Value
					and
	Fees				Nonqualified
	Earned			Non-Equity	Deferred
	or Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)	($)
Jim L. Peterson	35,500	—	2,110	—	—	—	37,610
Gina A. Balducci	24,500	—	—	—	—	—	24,500
Dane C. Andreeff	13,000	—	—	—	—	—	13,000
W. Kurt Henke	32,000	—	2,110	—	—	—	34,110
William B. Raiford, III	36,500	—	2,110	—	—	—	38,610
Lattimore M. Michael (2)	—	—	—	—	—	—	—
Joseph L. Weiss	27,000	—	2,110	—	—	—	29,110

(1)	The value of stock option awards shown in this column includes all amounts expensed in the Company’s financial statements in 2006 for equity awards pursuant to SFAS 123R, and includes awards made in 2005 and prior years There were no stock option awards made to directors during 2006. The Company’s accounting treatment for equity awards is set forth in Note 1 of the notes to the Company’s 2006 consolidated financial statements.

The aggregate number of options outstanding for each director as of December 30, 2006, is as follows: Jim L. Peterson (80,000), W. Kurt Henke (20,000), William B. Raiford, III (20,000), Lattimore M. Michael (115,000), and Joseph L. Weiss (20,000). Gina A. Balducci and Dane C. Andreeff did not have any stock options outstanding as March 1, 2007.

(2)	Mr. Michael is an employee director and does not receive additional fees for service as a member of the Board; the stock option award was part of the individual’s compensation package as an employee and is included with the employee compensation information on page 29.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The following table sets forth certain information with respect to the beneficial ownership of the Company’s common stock as of March 1, 2007 by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of each class of the Company’s voting shares, (ii) each of the Company’s directors and named executive officers and (iii) all of the Company’s directors and executive officers as a group.

	Amount & Nature of
	Beneficial Ownership of
Name and Address (2)	Common Stock (3)(4)		Percent of Class
BBAC, LLC	435,404	(1)	8.8%
Lattimore M. Michael	587,048	(5)	10.8%
Joseph L. Weiss	492,854	(6)	9.1%
Jim L. Peterson	85,000	(7)	1.6%
W. Kurt Henke	27,500	(7)	*
William B. Raiford, III	30,500	(7)	*
Dane C. Andreeff	384,092	(8)	7.1%
Gina A. Balducci	—		*
Michael G. Webb	62,125	(7)	1.1%
Barnett Chiz	249,950	(9)	4.6%
Estate of Lawrence Chiz	249,950	(9)	4.6%
All Executive Officers & Directors (8 persons)	1,669,119		30.7%

*	Less than 1%

(1)	Based upon information contained in Schedule 13D/A filed by BBAC, LLC, a Delaware limited liability company (“BBAC”) on December 7, 2006, it has shared voting and investment power with respect to 435,404 shares. Such Schedule 13D/A was filed jointly by BBAC, Cherokee Advisors, LLC, a Georgia limited liability company (“Cherokee”), and Mr. Reid M. Zeising, Chairman of the Board of Managers of BBAC and Managing Member of Cherokee.

(2)	Per Schedule 13D filed by BBAC on June 5, 2006, the business address of each of BBAC, Cherokee and Mr. Zeising is 3060 Peachtree Road, Suite 1410, Atlanta, GA 30305. The address of Mr. Michael and Mr. Webb is c/o Back Yard Burgers, Inc., 1657 N. Shelby Oaks Drive Suite 105, Memphis, TN 38134-7401. The address of Mr. Weiss is P. O. Box 996, Collierville, TN 38027. The address of Mr. Peterson is P.O. Box 1338, Goliad, TX 77963. The address of Mr. Raiford is P. O. Box 1388, Clarksdale, MS 38614. The address of Mr. Henke is P. O. Box 39, Clarksdale, MS 38614. The address of Mr. Andreeff is 450 Laurel Street, Suite 2105, Baton Rouge, LA 70801. The address of Ms. Balducci is 143 Byrd Cove, Clarksdale, MS 38614. The address of Mr. Barnett Chiz and the Estate of Mr. Lawrence Chiz is P. O. Box 466, Shaw, MS.

(3)	Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to the shares of common stock. None of said persons set forth above owns any shares of preferred stock.

(4)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days upon the exercise of options. Each beneficial owner’s percentage ownership is determined by assuming that options that are held by such person (but not those held by any other person) and which are exercisable within 60 days from March 1, 2007, have been exercised (includes shares exercisable pursuant to incentive stock options that have been granted to certain executive officers of the Company as of March 1, 2007).

(5)	Includes 109,725 stock options granted pursuant to the Company’s 1995 Incentive Award Plan and 2002 Equity Incentive Plan which are exercisable as of or within 60 days from March 1, 2007.

(6)	Each of Mr. Weiss’ two minor children own 9,640 shares of common stock, which are reflected in the table. The table also includes 20,000 stock options granted pursuant to the Company’s 1995 Incentive Award Plan and 2002 Equity Incentive Plan and are exercisable as of or within 60 days after March 1, 2007.

(7)	The number shown reflects that portion of stock options granted pursuant to the Company’s Incentive Stock Option Plan of 1993 and the 1995 Incentive Award Plan and 2002 Equity Incentive Plan which are exercisable as of or within 60 days after March 1, 2007, except that (i) with respect to Mr. Webb, such amount includes 7,800 shares of common stock held directly by Mr. Webb (ii) with respect to

Mr. Raiford, such amount includes 10,500 shares of common stock held directly by Mr. Raiford, (iii) with respect to Mr. Henke, such amount includes 7,500 shares of common stock held directly by Mr. Henke and (iv) with respect to Mr. Peterson, such amount includes 5,000 shares of common stock held directly by Mr. Peterson.

(8)	Mr. Andreeff disclaims beneficial ownership of all of these shares, except to the extent of his pecuniary interest in them.

(9)	Mr. Barnett Chiz and Mr. Lawrence Chiz were brothers.
EQUITY COMPENSATION PLAN TABLE
     The following table sets forth information, as of December 30, 2006, with respect to the Company’s compensation plans under which common stock is authorized for issuance:

Number of Securities
Remaining Available for
	Number of		Future Issuance under
	Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders	351,376 (1)	$4.19	373,000 (2)

Equity compensation plans not approved by security holders	N/A	N/A	N/A

Total	351,376	$4.19	373,000

(1)	Includes securities to be issued upon exercise of outstanding options under the Company’s 1993 Stock Option Plan, the 1995 Incentive Award Plan and the 2002 Equity Incentive Plan.

(2)	Includes securities remaining available for future issuance under the Company’s 2002 Equity Incentive Plan.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons, Promoters and Certain Control Persons
     In July of 2002, the Company entered into a financing transaction for a new restaurant site and building with a company in which Messrs. Michael, Weiss, Henke, Raiford, Webb and Myers are each one-seventh owner. The total value of the transaction was $812,500. The Company recorded $490,000 as a capital lease for the construction of the building and $322,500 as financing for the land on which the building is located. Fair market values were used as the basis for assigning these respective values to the building and land. The effective interest rate of the transaction was approximately 10.7%. The transaction was reviewed and approved by the Board. As of December 30, 2006, the remaining principal balance was approximately $745,000.
     The Company purchases certain food related products from Michael’s Enterprises, Inc. Mr. Michael is the president and majority owner of Michael’s Enterprises, Inc. System-wide purchases from Michael’s Enterprises, Inc. during fiscal year 2006 were approximately $40,000.
     Joseph L. Weiss is the president of A. Weiss Company, a franchisee of the Company that paid royalty and advertising fees of approximately $86,000 to the Company in 2005.

     The law firm of Henke-Bufkin, P.A. acts as outside general counsel for the Company. W. Kurt Henke, a director of the Company, is a partner in Henke-Bufkin, P.A.
     From time to time in the ordinary course of business, the Company does business with and/or engages in other transactions between itself and certain affiliated parties. Management of the Company believes that such dealings and transactions are immaterial in nature and have been on terms no less favorable to the Company than those that could have been obtained from unaffiliated parties.
Directors’ Independence
     The Board has analyzed the independence of each director and determined that the following directors are independent under the Nasdaq listing standards: Messrs. Andreeff, Raiford, Henke, Peterson and Ms. Balducci. Messrs. Michael and Weiss are not considered independent because they are officers of the Company.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The Audit Committee previously adopted a policy for pre-approval of engagements for audit, audit-related and non-audit services by the primary external auditor. The policy requires that all audit services and audit-related services to be performed by the primary external auditor be pre-approved by the Audit Committee. Non-audit services must first be pre-approved by the CFO before being submitted for pre-approval to the Audit Committee. The requirement for pre-approval by the Audit Committee of an engagement for non-audit services by the Company’s primary external auditor may be waived if the aggregate amount of all such non-audit services provided by the primary external auditor is less than five percent of the total amount of revenues paid by the Company to the primary external auditor during the fiscal year when the non-audit services are provided, such services were not recognized by the Company at the time of the engagement as non-audit services, and the services are promptly brought to the attention of the Audit Committee. All non-audit services for fiscal 2006 were pre-approved by the Audit Committee.
     Fees incurred for services provided by the Company’s independent auditors for the years ended December 30, 2006 were:

Year Ended
December 30, 2006
Audit Fees	$130,300
Audit-Related Fees	$25,323

Tax Fees	$1,495
All Other Fees	$—

$195,623
     The Company did not incur fees from its current principal accountant for the year ended December 31, 2005. Tax fees are for the preparation of various tax returns and tax consultations.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)(1) Consolidated Financial Statements
     The financial statements of Back Yard Burgers, Inc. are included in the Original Filing.
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

10.26
Agreement for Purchase and Sale of Assets dated as of the 18th day of October, 2005 by and among Back Yard Burgers, Inc., Charles L. Rodgers, Tennessee, Southern Restaurant Development, LLC, and CLR Management, LLC. (13)

10.27	Loan Agreement dated November 17, 2005 by and among First Tennessee Bank National Association and Back Yard Burgers, Inc. and its subsidiaries. (14)

10.28	Form of Secured Promissory Note dated November 17, 2005 in the principal amount of $6,200,000 payable by Back Yard Burgers, Inc. to First Tennessee Bank National Association. (14)

10.29	Separation Agreement and General Release dated February 27, 2006 by and between Michael W. Myers and Back Yard Burgers, Inc. (15)

10.30	Employment Agreement dated April 4, 2006 by and between Lattimore M. Michael and Back Yard Burgers, Inc. (16)

10.31	Retention and Change in Control Agreement dated October 9, 2006 by and between Michael G. Webb and Back Yard Burgers, Inc.(17)

21	Subsidiaries of the Registrant. (17)

23.1*	Consents of Independent Registered Public Accounting Firms

Exhibit
Number	Description

31.1*	Certification by the Chief Executive Officer.

31.2*	Certification by the Chief Financial Officer.

32.1*	Certification by the Chief Executive Officer.

32.2*	Certification by the Chief Financial Officer.

*	Filed herewith.

(1)	Previously filed with the Securities and Exchange Commission (the “Commission”) as an Exhibit to the Registrant’s Form SB-2 on April 20, 1993 (File No. 33-61356).

(2)	Previously filed with the Commission as an Exhibit to the Registrant’s Amendment No. 2 to Form SB-2 on June 25, 1993 (File No. 33-61356).

(3)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated December 31, 1994 and filed on March 31, 1995.

(4)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-QSB, dated September 30, 1995 and filed on November 14, 1995.

(5)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K, dated January 3, 1998 and filed on April 3, 1998.

(6)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-QSB dated October 3, 1998 and filed on November 17, 1998.

(7)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated January 1, 2000 and filed on March 31, 2000.

(8)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated December 29, 2001 and filed on March 28, 2002.

(9)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-Q dated March 29, 2003 and filed on May 13, 2003.

(10)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated January 3, 2004 and filed on April 2, 2004.

(11)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-Q dated October 2, 2004 and filed on November 16, 2004.

(12)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K dated January 1, 2005 and filed on April 18, 2005.

(13)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 8-K filed on October 24, 2005.

(14)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 8-K filed on November 18, 2005.

(15)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 8-K filed on February 28, 2006.

(16)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 8-K filed on April 4, 2006.

(17)	Previously filed with the Commission as an Exhibit to the Registrant’s Form 10-K filed on April 16, 2007.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BACK YARD BURGERS, INC.

By:	/s/ Lattimore M. Michael

Lattimore M. Michael, Chairman and Chief Executive Officer

Date:	April 27, 2007
     Pursuant to the requirements of the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lattimore M. Michael Lattimore M. Michael	Chairman of the Board and Chief Executive Officer	April 27, 2007

/s/ Joseph L. Weiss Joseph L. Weiss	Chief Operating Officer and Director	April 27, 2007

/s/ Michael G. Webb Michael G. Webb	Chief Financial Officer	April 27, 2007

/s/ W. Kurt Henke	Director	April 27, 2007
W. Kurt Henke

/s/ Jim L. Peterson Jim Peterson	Director	April 27, 2007

/s/ William B. Raiford, III William B. Raiford, III	Director	April 27, 2007

/s/ Gina A. Balducci Gina A. Balducci	Director	April 27, 2007

/s/ Dane C. Andreeff	Director	April 27, 2007
Dane C. Andreeff