Form 10-Q
period 2007-03-31
BACK YARD BURGERS INC
filed 2007-05-15
CIK 901495

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Class - Common stock, par value $.01 per share
Outstanding at May 7, 2007 – 5,126,688

BACK YARD BURGERS, INC.

Back Yard Burgers, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	Unaudited
	March 31,	December 30,
	2007	2006
ASSETS

Cash and cash equivalents	$5,615	$5,444
Receivables, less allowance for doubtful accounts of $306 and $218	796	739
Inventories	288	257
Income taxes receivable	—	265
Current deferred tax asset	244	226
Prepaid expenses	350	153

Total current assets	7,293	7,084
Property and equipment, at depreciated cost	23,118	23,393
Goodwill	1,506	1,506
Noncurrent deferred tax asset	829	763
Notes receivable	73	73
Other assets	585	591

Total assets	$33,404	$33,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,703	$1,452
Accrued expenses	2,534	2,692
Current installments of long-term debt	1,599	1,645
Income taxes payable	19	—

Total current liabilities	5,855	5,789
Long-term debt, less current installments	8,104	8,307
Deferred franchise and area development fees	1,208	1,227
Other deferred income	241	250
Other deferred liabilities	518	532

Total liabilities	15,926	16,105

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 1,836 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 5,125,747 and 5,124,861 shares issued and outstanding	51	51
Paid-in capital	12,647	12,632
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	4,808	4,650

Total stockholders’ equity	17,478	17,305

Total liabilities and stockholders’ equity	$33,404	$33,410

See accompanying notes to unaudited condensed consolidated financial statements

Back Yard Burgers, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Revenues:
Restaurant sales	$9,649	$8,932
Franchise and area development fees	44	86
Royalty fees	1,183	1,135
Advertising fees	297	297
Other	184	191

Total revenues	11,357	10,641

Expenses:
Cost of restaurant sales	3,143	2,997
Restaurant operating expenses	4,701	4,290
General and administrative	1,608	1,748
Advertising	691	685
Depreciation	575	551
Other operating income	—	(162)

Total expenses	10,718	10,109

Operating income	639	532

Interest income	26	7
Interest expense	(190)	(189)
Other, net	(28)	(23)

Income before income taxes	447	327

Income tax expense	147	110

Net income	$300	$217

Earnings per share:
Basic	$0.06	$0.04

Diluted	$0.06	$0.04

Weighted average number of common shares and common equivalent shares outstanding:
Basic	5,125	4,943

Diluted	5,190	5,105

See accompanying notes to unaudited condensed consolidated financial statements

Back Yard Burgers, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Cash flows from operating activities:

Net income	$300	$217
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	575	551
Deferred income taxes	(29)	80
Stock based compensation expense	10	33
Provision for losses on receivables	88	8
Gain on sale of assets	—	(162)
Changes in assets and liabilities:
Receivables	(145)	(195)
Inventories	(31)	29
Prepaid expenses	(197)	(268)
Other assets	6	2
Accounts payable and accrued expenses	5	138
Reserve for closed stores	—	(15)
Income taxes receivable	175	30
Other deferred liabilities	(14)	(20)
Other deferred income	(9)	(12)
Deferred franchise and area development fees	(19)	(59)

Net cash provided by operating activities	715	357

Cash flows from investing activities:
Additions to property and equipment	(300)	(160)
Proceeds from sale of property and equipment	—	958

Net cash (used in)/provided by investing activities	(300)	798

Cash flows from financing activities:
Issuance of stock	5	14
Principal payments on long-term debt	(249)	(243)

Net cash used in financing activities	(244)	(229)

Net increase in cash and cash equivalents	171	926
Cash and cash equivalents:
Beginning of period	5,444	3,602

End of period	$5,615	$4,528

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. The statements should be read in conjunction with the Notes to Condensed Consolidated Financial Statements for the year ended December 30, 2006 included in the Company’s 2006 Form 10-K.
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
     The Company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to December 31. Both fiscal first quarters for 2006 and 2007 are thirteen week periods.
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
Preopening costs
The Company expenses preopening costs as incurred. There were no preopening costs expensed for the thirteen weeks ended March 31, 2007. Preopening costs for the thirteen weeks ended April 1, 2006 were approximately $6,000.
Recent Accounting Pronouncements
In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, the Company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any of the Company’s eligible items and have not yet determined the impact, if any, on its consolidated financial statements.

NOTE 2 — INCOME TAXES
     Effective December 31, 2006, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. As a result of the implementation of FIN 48, the Company recorded reserves for uncertain tax positions of $197,000, primarily related to state income tax matters. Of this amount, $55,000 was recorded as a deferred tax asset relating to the estimated federal tax benefit and $142,000 was recorded as a cumulative-effect adjustment to reduce the fiscal 2007 opening balance of Retained Earnings in the Condensed Consolidated Balance Sheets. These amounts are primarily related to the anticipated expiration of statutes of limitations of previously deducted expenses.
     As of March 31, 2007, the Company had $55,000 of total unrecognized tax benefits. If recognized in full, the amount would be recorded as a reduction of income tax expense. These unrecognized tax benefits relate principally to state tax filing positions and previously deducted expenses. The Company believes it is reasonably possible it will recognize tax benefits of up to approximately $7,000 within twelve months.
     In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax returns in the Company’s major tax filing jurisdictions for years after 2001 are subject to future examination by tax authorities.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Condensed Consolidated Statements of Operations and totaled approximately $6,000 for the thirteen weeks ended March 31, 2007. Accrued interest and penalties were $88,000 as of March 31, 2007.
NOTE 3 — STOCK-BASED EMPLOYEE COMPENSATION
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123, revised 2004 (“FAS 123(R)”). The Company elected to use the modified prospective method of adoption and thus prior period amounts have not been restated. Under the modified prospective method, the remaining grant date fair value of unvested awards are expensed through earnings over the remaining vesting period.
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
     In May 2002, the Board of Directors of the Company and the shareholders authorized the adoption of an Equity Incentive Plan (“EIP”) for the Company’s employees and directors. An aggregate of 225,000 shares of common stock may be granted under the EIP. In 2004, the EIP was amended with shareholder approval to (i) increase the number of shares of common stock that may be issued under the EIP by 400,000 shares from 225,000 shares to 625,000 shares, and (ii) provide that the Board may not materially amend the EIP without the approval of the Company’s stockholders. As of March 31, 2007, there were 373,000 options available under the EIP for future grants. Options granted under the EIP may be designated by the Compensation Committee of the Board of Directors as Incentive Stock Options or Non-Qualified Stock Options. Non-Qualified Stock Options granted under the EIP may be granted at a price less than fair market value of the common stock on the grant date. Incentive Stock Options granted under the EIP may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate number of shares for which awards are granted to any employee during any calendar year may not exceed 35,000. The term of the options shall be set by the Compensation Committee of the Board of Directors and shall not be more than ten years from the date of grant.
     Additionally, under the EIP, the Compensation Committee of the Board of Directors may award Restricted Stock and/or stock appreciation rights (SARs) to selected employees. The Company has not issued any Restricted Stock or SAR’s. A summary of activity in the above option plans for the thirteen weeks ended March 31, 2007 follows:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at beginning of period	351,376	$4.76
Granted	—	—
Exercised	—	—
Cancelled	—	—

Outstanding at end of period	351,376	4.76	5.6	$509,605

Exercisable at end of period	333,696	4.75	5.4	$502,028

     While there were no option grants, exercises or cancellations during the thirteen weeks ended March 31, 2007, there were re-pricings of certain options in connection with the Company’s historical stock option granting and accounting practices as described in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Following is a summary of the specific stock options that were re-priced. Since the options were re-priced at a higher price, there was no financial statement impact during the first quarter of 2007 as a result of these re-pricings.
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
     There were no options exercised during the first quarter of 2007. Cash received on options exercised during the first quarter of 2006 was $8,756 with an intrinsic value of $2,178. At March 31, 2007, there was approximately $33,000 of unrecognized compensation cost, net of expected forfeitures, related to stock options that are expected to be recognized over a period of six months.
     The fair value of option grants is estimated on the date of grant using the Black-Scholes-Merton model that uses the following assumptions: (1) Expected volatility is based on historical volatility of the Company’s stock and other factors. (2) The Company uses historical data to estimate the option’s expected term. (3) The risk-free rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the first quarter of 2007 or 2006.
     In May 1995, the Board of Directors of the Company and the shareholders authorized the adoption of an Employee Stock Purchase Plan (“ESPP”) for the Company’s employees. An aggregate of 225,000 shares of common stock may be issued under the ESPP. Shares purchased under the ESPP are sold to participants at 85% of the market price and the maximum number of shares that can be purchased by a participant is 1,000 shares per quarter. The ESPP shall continue in effect through May 31, 2010. During the first thirteen weeks of 2007 and 2006, 886 and 1,441 shares, respectively, were purchased under the ESPP. As of March 31, 2007, a total of 137,598 shares have been purchased under the ESPP since its inception in May 1995. The 15% discount to market value prior to adopting FAS 123(R) was recognized as a pro forma expense, while after adoption the discount is recognized through earnings. Other than the purchase price discount, the ESPP otherwise does not contain compensatory features.

     The expense recognized in earnings for the first quarter of 2007 under the option plans and ESPP was approximately $9,000 and $1,000, as compared to $32,000 and $1,000 in the year-earlier period. A related tax benefit of $1,000 was recognized in the first quarter of 2007 compared with a $6,000 benefit in the year-earlier period. There were no excess tax benefits recognized in the first quarter of 2007 compared with $1,000 in the year-earlier period from the exercise of non-qualified stock options. Excess tax benefits are recorded as an increase to paid-in capital.
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
COMPUTATION OF INCOME PER SHARE
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended
	March 31,	April 1,
	2007	2006
Net Income	$300	$217

Weighted average number of common shares outstanding during the period	5,125	4,943

Basic income per share	$0.06	$0.04

Weighted average number of common shares outstanding during the period	5,125	4,943
Preferred shares convertible to common shares	2	20
Stock options	63	142

	5,190	5,105

Diluted income per share	$0.06	$0.04

The calculation of diluted income per share excluded 126,000 and 203,220 stock options, respectively, for the thirteen weeks ended March 31, 2007, and April 1, 2006, as their effect would be anti-dilutive.

NOTE 5 — DEFERRED FRANCHISE AND AREA DEVELOPMENT FEES
     In addition to offering single unit franchise agreements, the Company also promotes franchisees to enter into area development agreements. The area development agreement grants to the franchisee the exclusive right to develop and open a specified number of restaurants within a limited period of time and in a defined geographic territory and thereafter to operate each restaurant in accordance with the terms and conditions of the franchise agreement. The franchise agreement grants an exclusive license at a specified location to operate a restaurant in accordance with the Back Yard Burgers system and to utilize the Company’s trademarks, service marks and other rights of the Company relating to the sale of its menu items. Deferred fees received for certain franchise and area development rights, net of commissions paid, include amounts sold during the following years (in thousands) totaled:

	As of	As of
	March 31, 2007	April 1, 2006
2007	$22	$—
2006	86	27
Previous years	1,100	1,359

	$1,208	$1,386

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
NOTE 7 — NATIONAL ADVERTISING FUND
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
NOTE 8 — OFF-BALANCE SHEET ARRANGEMENTS
     At March 31, 2007, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of March 31, 2007, was approximately $466,000. The term of the guarantee is through August 13, 2023, the maturity date of the loan. If the franchisee ceases to make note payments, the Company may be required to make note payments until the collateral is liquidated. The guarantee provides for no limitation to the maximum potential future payments under the guarantee; however, the estimated maximum potential future payments are approximately $466,000, which represents the principal balance of the note payable as of March 31, 2007, plus interest. The Company currently has no liability recorded in its financial statements for the guarantor’s obligations under the guarantee. There are no recourse provisions in the guaranty agreement; however, the Company believes its potential loss contingencies are minimal since the loan is collateralized with assets whose estimated fair value is greater than the amount of debt outstanding, and based on the fact that current cash flows of the restaurant, if acquired through default, would be adequate to cover the debt payments.

NOTE 9 — SUBSEQUENT EVENTS
     On April 16, 2007, the Company filed its Annual Report on Form 10-K for the year ended December 30, 2006, which triggered a liability to the Company related to a Retention and Change in Control Agreement dated October 9, 2006 with an officer of the Company. The liability of approximately $98,000 plus related payroll tax will be recorded by the Company during the second quarter of 2007. This Retention and Change in Control Agreement was previously filed with the Securities and Exchange Commission as an exhibit (Exhibit 10.31) to the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
NOTE 10 — GAIN ON SALE OF ASSETS
     During the first quarter of 2006, the Company sold a Company-operated restaurant to a franchisee which resulted in a gain of approximately $162,000. In addition to the fixed assets of the restaurant, the Company also had approximately $245,000 of goodwill originally recorded for the restaurant when the Company previously acquired the restaurant from a franchisee. This goodwill was written off, along with the fixed assets, as part of the sale transaction during the first quarter of 2006. There were no gains or losses recorded by the Company during the first quarter of 2007.

Forward-Looking Information
     This document and other written reports and oral statements made from time to time by Back Yard Burgers, Inc. and its representatives contain forward-looking statements within the meaning of federal securities laws. These statements, which are not statements of historical fact, may contain estimates, assumptions, projections and/or expectations regarding our financial position, results of operations, growth strategy and plans for future expansion, product development, economic conditions, and other similar forecasts and statements of expectation. We generally indicate these statements by words or phrases such as “anticipate,” “estimate,” “plan,” “expect,” “believe,” “intend,” “foresee,” and similar words or phrases. Forward-looking statements are based upon estimates, projections, beliefs and assumptions of management at the time of such statements and should not be viewed as guarantees of future performance. Such forward-looking information involves important risks and uncertainties that could significantly impact anticipated results in the future and, accordingly, such results may differ materially from those expressed in any forward-looking statements by or on behalf of the Company. The factors that could cause our actual results to differ materially, many of which are beyond our control, include, but are not limited to, the risk factors described under Item 1A in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006, including the following: additional actions relating to our past stock option granting practices; delays in opening new stores or outlets because of weather, local permitting, and the availability and cost of land and construction; increases in competition and competitive discounting; increases in minimum wage and other operating costs; shortages in raw food products; volatility of commodity prices; consumer preferences, spending patterns and demographic trends; the possibility of unforeseen events affecting the industry generally, and other risks described from time to time in our periodic reports filed with the Securities and Exchange Commission. Back Yard Burgers, Inc. disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information, or otherwise.
Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Introduction
     As of March 31, 2007, the Back Yard Burgers system included 180 restaurants, of which 44 were Company-operated and 136 were franchised. Unit activity for the thirteen weeks ended March 31, 2007 included two franchised store openings. In addition, two franchised restaurants closed during the thirteen weeks ended March 31, 2007.
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

	Thirteen Weeks Ended
	(Unaudited)
	March 31,	April 1,
	2007	2006
Revenues
Restaurant sales	85.0%	83.9%
Franchise and area development fees	0.4	0.8
Royalty fees	10.4	10.7
Advertising fees	2.6	2.8
Other	1.6	1.8

Total revenues	100.0%	100.0%

Costs and Expenses
Cost of restaurant sales (1)	32.6%	33.6%
Restaurant operating expenses (1)	48.7	48.0
General and administrative	14.1	16.4
Advertising	6.1	6.4
Depreciation	5.1	5.2
Other operating (income) expense	—	(1.5)
Operating income	5.6	5.0
Interest income	0.2	0.1
Interest expense	(1.7)	(1.8)
Other, net	(0.2)	(0.2)
Income before income taxes	3.9	3.1
Income taxes (2)	32.9	33.6
Net income	2.6	2.0

	Thirteen Weeks Ended
	(Unaudited)
	March 31,	April 1,
	2007	2006
	($000’s)
Average annual sales per restaurant open for a full year (3)
Company-operated	$875	$864
Franchised	$906	$836
System average annual sales per restaurant open for a full year	$897	$845

Number of restaurants open
Company-operated	44	42
Franchised	136	130

Total	180	172

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

(3)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

Comparison of the Company’s Results for the Thirteen Weeks Ended March 31, 2007 and April 1, 2006.
     Restaurant sales increased $717,000, or 8.0%, to $9,649,000 during the thirteen weeks ended March 31, 2007, from $8,932,000 for the year-earlier period. The increase was primarily due to the net addition of two company-operated restaurants since April 1, 2006. The remainder of the increase was due to same-store sales at Company-operated restaurants open for more than eighteen months increasing by 3.1% since the year-earlier period, resulting in higher sales of approximately $263,000. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.
     Franchise and area development fees decreased by $42,000 to $44,000 for the thirteen weeks ended March 31, 2007, compared with $86,000 in the year-earlier period. Two franchise stores opened during the thirteen weeks ended March 31, 2007 compared with five franchised stores opened during the thirteen weeks ended April 1, 2006.
     Royalty fees increased $48,000, or 4.2%, to $1,183,000 during the thirteen week period ended March 31, 2007, compared with $1,135,000 during the first quarter of 2006. Royalty fees are based on franchise restaurant sales. Franchise restaurant sales increased to approximately $29.7 million during the thirteen weeks ended March 31, 2007 from approximately $29.5 million during the year-earlier period due to net unit growth of six franchised restaurants since April 1, 2006 in addition to a full quarter of operations for units opened in the first quarter of 2006. This increase is partially offset by a decrease in same-store sales of 2.1% from the year-earlier period. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.
     Advertising fees remained relatively flat at $297,000 during the thirteen week period ended March 31, 2007, compared with the first quarter of 2006. These fees are a 1% of sales National Advertising Fund fee (See Note 7 of the notes to unaudited condensed consolidated financial statements). As part of the standard franchise agreement, each operating unit contributes 1% of its sales to a National Advertising Fund. Franchise restaurant sales increased to approximately $29.7 million during the thirteen weeks ended March 31, 2007 from approximately $29.5 million during the year-earlier period. There were 132 franchised restaurants open and operating at the end of both periods March 31, 2007 and April 1, 2006. Also included in advertising fees from time to time are monies collected from franchisees for direct mail advertising in addition to the 1% National Advertising Fee. However, the Company recognized no revenue associated with direct mail advertising funds during the thirteen weeks ended March 31, 2007 or in the year-earlier period.
     Other revenues is primarily comprised of sales of proprietary food products to franchisees and payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of our franchisees. Revenue from sales of proprietary food products is recognized when the products are shipped. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors. The Company also includes other miscellaneous revenues in other revenue. Other revenues were relatively flat at $184,000 during the thirteen week period ended March 31, 2007 compared with $191,000 during the year-earlier period.
     Cost of restaurant sales, consisting of food and paper costs, totaled $3,143,000 for the thirteen weeks ended March 31, 2007, and $2,997,000 during the year-earlier period, decreasing as a percentage of restaurant sales to 32.6 % from 33.6%. The decrease is primarily related to a 3.0% menu price increase taken by the Company at Company-operated restaurants in October 2006. While the Company did incur a 7.9% reduction in the cost of beef from the prior year during the thirteen weeks ended March 31, 2007, this cost reduction was offset by other cost increases including dairy and produce costs increases.

     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $4,701,000 for the thirteen weeks ended March 31, 2007, from $4,290,000 in the same prior year period, increasing as a percentage of restaurant sales to 48.7%, from 48.0% for the year-earlier period. Labor costs increased by 0.6% as a percentage of restaurant sales from the year-earlier period and higher repair and maintenance costs accounted for the remaining increase from the year-earlier period.
     General and administrative costs decreased $140,000 to $1,608,000 for the thirteen weeks ended March 31, 2007 from $1,748,000 in the year-earlier period. The decrease is primarily due to a decrease in corporate personnel costs of approximately $114,000 since the year-earlier period, of which $90,000 relates to severance costs associated with the resignation of an officer during the first quarter of 2006. The remainder of the decrease in general and administrative costs was due to a decrease in miscellaneous general and administrative costs incurred by the Company during the first quarter of 2007, primarily travel related expenses due to the fact that the Company opened two franchise locations during the thirteen weeks ended March 31, 2007 compared with five in the year-earlier period.
     Advertising expense, which increased to $691,000 for the thirteen weeks ended March 31, 2007, from $685,000 in the same period in 2006, decreased as a percentage of total revenues to 6.1% for the thirteen weeks ended March 31, 2007, from 6.4% in the year-earlier period. The Company spent approximately 5% of net restaurant sales at company-operated stores on local store advertising, including media and print advertising in the three markets in which the company-operated restaurants are located during both first quarter 2007. In addition, all stores (both company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund (see Note 6 of the notes to unaudited condensed consolidated financial statements). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues are related to the spending for local store advertising for Company-operated restaurants, the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.
     Depreciation expense increased by $24,000 to $575,000 for the thirteen weeks ended March 31, 2007, from $551,000. Since April 1, 2006, the Company has spent approximately $3.3 million for fixed assets additions; however, the additional depreciation associated with the addition of these assets was partially offset by other assets, primarily furniture, fixtures and equipment, becoming fully depreciated since April 1, 2006.
     Interest expense remained relatively flat at $190,000 for the thirteen weeks ended March 31, 2007, from $189,000 in the year-earlier period. Debt decreased to $9,703,000 as of March 31, 2007 from $10,722,000 as of April 1, 2006; however, in May 2006, the Company executed a cash flow hedging instrument (interest rate swap) to minimize interest rate fluctuation risk to convert all of the interest associated with its variable rate debt (approximately $5.9 million currently) to a fixed rate of 7.75% through the maturity of the note payable. Upon entered this hedging instrument, it resulted in an approximate 0.7% increase in the effective rate of interest paid by the Company during the first quarter of 2007 compared with the year-earlier period.
     Other net expense was $28,000 for the thirteen weeks ended March 31, 2007, compared with a net expense of $23,000 in the year-earlier period. The increase was primarily due to an increase in franchise tax expense. Other miscellaneous income and expenses, also included in this category, were relatively consistent during the thirteen weeks ended March 31, 2007, and the year-earlier period.

Impairment of Long-Lived Assets
     The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, at the beginning of 2002. We assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At each balance sheet date, the Company assesses whether there has been impairment in the value of all long-lived assets by determining whether projected undiscounted future cash flows from operations for each restaurant, as defined in SFAS No. 144, exceed its net book value as of the assessment date. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired. No impairment charges were recorded by the Company during the thirteen weeks ended March 31, 2007 or the year-earlier period.
Off-Balance Sheet Arrangements
     At March 31, 2007, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of March 31, 2007, was approximately $466,000. The term of the guarantee is through August 13, 2023, the maturity date of the loan. If the franchisee ceases to make note payments, the Company may be required to make note payments until the collateral is liquidated. The guarantee provides for no limitation to the maximum potential future payments under the guarantee; however, the estimated maximum potential future payments are approximately $466,000, which represents the principal balance of the note payable as of March 31, 2007. The Company currently has no liability recorded in its financial statements for the guarantor’s obligations under the guarantee. There are no recourse provisions in the guaranty agreement; however, the Company believes its potential loss contingencies are minimal since the loan is collateralized with assets whose estimated fair value is greater than the amount of debt outstanding, and based on the fact that current cash flows of the restaurant, if acquired through default, would be adequate to cover the debt payments.
Liquidity and Capital Resources
     Cash from operations for the Company is primarily affected by net earnings adjusted for non-cash expenses which consist primarily of depreciation. Depreciation totaled $575,000 for the thirteen weeks ended March 31, 2007 and $551,000 for the year-earlier period. Cash provided by operations for the thirteen weeks ended March 31, 2007, was $715,000 compared with $357,000 in the year-earlier period. Net of a gain on the sale of assets of $162,000 recognized by the company during the first quarter of 2006, cash provided by operations increased by $196,000 during the thirteen weeks ended March 31, 2007 from the year-earlier period, of which $83,000 was related to an increase in income to $300,000 from $217,000 in the year-earlier period. The remainder of the increase was primarily related to a $175,000 reduction in income taxes receivable during the thirteen weeks ended March 31, 2007 compared with a $30,000 reduction in the year-earlier period.
     Capital expenditures totaled $300,000 for the thirteen weeks ended March 31, 2007 and $160,000 for the year-earlier period. Generally, the Company constructs its restaurant buildings on leased properties for Company-operated restaurants. The average monthly lease cost for the 13 Company-operated restaurants on leased sites at March 31, 2007 is approximately $3,700 per month. For the 17 restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $6,000. The Company owns the real property for the remaining 14 company-operated restaurants.

     During the thirteen weeks ended March 31, 2007, the Company had no asset sales. The Company received proceeds of approximately $958,000 from the sale of two restaurants during the thirteen weeks ended April 1, 2006. As of March 31, 2007, the Company had total long-term debt of $9,703,000 and unused lines of credit and loan commitments of potential additional borrowings of $2,500,000.
     As of March 31, 2007, the Company had total long-term debt of $9,703,000. No long-term debt commitments or loan draws were made by the Company during the thirteen weeks ended March 31, 2007 or the thirteen weeks ended April 1, 2006.
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
     The Company has budgeted capital expenditures of approximately $3.0 to $3.5 million in fiscal year 2007, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to store equipment upgrades, and enhancements to existing financial and operating information systems. As of March 31, 2007, the Company had spent approximately $300,000 of these budgeted capital expenditures. The Company expects to fund the additional capital expenditures with cash on hand in addition to cash flow from operations. We believe that existing cash on hand and funds generated from internal operations, as well as borrowings under the credit facility, if needed, will meet the Company’s needs for the foreseeable future.
Seasonality and Inflation
     While the Company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the thirteen weeks ended March 31, 2007. Increases in food, labor or other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.
Conversion of Preferred Stock
     In accordance with the provisions of the Company’s Certificate of Incorporation regarding preferred stock, as a result of the Company’s having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The Company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of March 31, 2007, only 1,836 shares have yet to be converted.
Known Trends and Uncertainties
     The Company’s business is substantially dependent on the costs of beef and chicken. During the thirteen weeks ended March 31, 2007, the cost of beef decreased approximately 7.9% from the prior year while the cost of chicken was relatively stable. While the Company expects that favorable trends in the cost of beef and chicken will continue in the short term, the Company has experienced increases in commodity costs in the past and expects such increases to continue in the long term.

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
     Company-operated same-store sales increased 3.1% and franchised same-store sales decreased 2.1% during the thirteen weeks ended March 31, 2007. Average per-store annual unit sales volumes (“Average Unit Volumes”) were $875,000 at Company-operated stores and $907,000 at franchised stores as of March 31, 2007. The Company will continue with its marketing strategy of enhancing the Company’s points of differentiation and further positioning the Company as a premium fast-food provider. Management intends to continue testing new, bold-flavored premium product offerings and modifying existing menu offerings in order to drive positive trends for same-store sales and average unit volumes, both of which are key performance indicators in our industry. The Company will also continue to explore potentially extending operational hours at both Company-operated and franchised stores to accomplish these goals as well. By continuing to improve in these areas, the Company intends to offset some of the potential negative financial impacts of the other trends and uncertainties listed above.

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
     The Company has approximately $73,000 (net of a $17,000 allowance) related to a long-term note receivable taken by the Company related to the sale of a Company-operated restaurant and related equipment to a franchisee in 1999. Depending on certain factors, including the franchisee’s financial condition and profitability to the store, the Company may determine it is necessary to take an additional allowance against this receivable in the future. No payments were made on the note receivable and no adjustments to the allowance were made during the thirteen weeks ended March 31, 2007.
Deferred Income Taxes:
     The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently a $830,000 valuation allowance recorded on the Company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.

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
Stock-Based Compensation:
     In December 2004, the FASB issued SFAS 123 (Revised), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for annual reporting periods beginning after June 15, 2005. The Company adopted SFAS 123R on January 1, 2006 (See Note 2 of the notes to unaudited condensed consolidated financial statements) and has recorded approximately $10,000 in stock based compensation expense relating to the thirteen weeks ended March 31, 2007 compared with $33,000 in the year-earlier period.
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
     As of March 31, 2007, the Company had $5.9 million in borrowings bearing interest at a rate equal to the one-month LIBOR plus 2%, adjusted monthly; however, in May 2006, the Company executed a cash flow hedging instrument (interest rate swap) to minimize interest rate fluctuation risk to convert all of the interest associated with this debt to a fixed rate of 7.75% through the maturity of the note payable. One-month LIBOR plus 2% was approximately 7.08% on the date the swap was executed and was approximately 7.32% as of March 31, 2007. The Company records the excess or reduction in interest expense related to the swap rate in relation to the fixed rate in the period incurred. If the fixed rate swap was not in place, a ten percent increase in current interest rates would result in approximately $43,000 of additional annual expense for the Company. The remainder of the Company’s long-term debt portfolio is financed with fixed rate debt, primarily in the form of capital leases.
Commodity Price Risk
     We are subject to volatility in food costs as a result of market risk associated with commodity prices. Our ability to recover increased costs through higher pricing is, at times, limited by the competitive environment in which we operate. We manage our exposure to this risk primarily through pricing agreements on certain products. The Company receives contract pricing for chicken on a monthly basis; however, the cost the Company pays for beef fluctuates weekly based on beef commodity prices. The Company does not currently manage this risk with commodity future and option contracts. A ten percent increase in the cost of beef would result in approximately $300,000 of additional food costs for the Company annually.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
     Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as of the end of the period covered by the report. The evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (the “CEO”) and Chief Financial Officer (the “CFO”). Based on that evaluation, our CEO and CFO have concluded , that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls Over Financial Reporting
     In our annual report on Form 10-K for the fiscal year ended December 30, 2006, we identified and disclosed a material weakness in our internal control over financial reporting related to stock option granting and accounting practices.
     Our controls over the application of accounting policies related to the determination of the measurement date of stock options were ineffective to ensure that these policies complied with accounting principles generally accepted in the United States of America. Specifically, the deficiency in our controls over the application of our stock option accounting policies failed to identify errors in our financial statements, which resulted in adjustments to the Company’s condensed consolidated financial statements during the third quarter of 2006, as described in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
     During the first quarter of 2007, our Audit Committee recommended, and our Board of Directors adopted, a formal policy (the “Policy”) with respect to the granting of options or other equity incentive awards (“Equity Awards”), which is intended to correct these deficiencies in our controls and procedures. This new Policy includes additional review procedures over the approval and issuance of Equity Awards, including without limitation, stock option grants, and the application of appropriate assumptions and factors affecting our stock option accounting.
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
     There were no other significant changes in the Company’s internal controls over financial reporting during the thirteen weeks ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.
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
     Item 1A. Risk Factors
     There have been no significant changes to the risk factors affecting the Company’s businesses that were discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
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

BACK YARD BURGERS, INC.
Date: May 14, 2007	By:	/s/ Lattimore M. Michael
Lattimore M. Michael
Chairman and Chief Executive Officer

Date: May 14, 2007	By:	/s/ Michael G. Webb
Michael G. Webb
Chief Financial Officer