Form 10-Q
period 2007-06-30
BACK YARD BURGERS INC
filed 2007-08-14
CIK 901495

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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
Class — Common stock, par value $.01 per share
Outstanding at July 31, 2007 – 5,126,688

BACK YARD BURGERS, INC.

Back Yard Burgers, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except for share and per share amounts)

	(Unaudited)
	June 30,	December 30,
	2007	2006
ASSETS

Cash and cash equivalents	$5,604	$5,444
Receivables, less allowance for doubtful accounts of $391 and $218	730	739
Inventories	282	257
Income taxes receivable	70	265
Current deferred tax asset	327	226
Prepaid expenses	180	153

Total current assets	7,193	7,084
Property and equipment, at depreciated cost	22,736	23,393
Goodwill	1,506	1,506
Noncurrent deferred tax asset	857	763
Notes receivable, less allowance of $17	71	73
Other assets	580	591

Total assets	$32,943	$33,410

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$1,090	$1,452
Accrued expenses	2,698	2,692
Current installments of long-term debt	1,456	1,645

Total current liabilities	5,244	5,789
Long-term debt, less current installments	7,995	8,307
Deferred franchise and area development fees	1,209	1,227
Other deferred income	292	250
Other deferred liabilities	502	532

Total liabilities	15,242	16,105

Commitments and contingencies (Note 6)	—	—

Stockholders’ equity
Preferred stock, $.01 par value; 2,000,000 shares authorized; 1,836 shares issued and outstanding	—	—
Common stock, $.01 par value; 12,000,000 shares authorized; 5,126,688 and 5,124,861 shares issued and outstanding	51	51
Paid-in capital	12,661	12,632
Treasury stock, at cost, 25,000 shares	(28)	(28)
Retained earnings	5,017	4,650

Total stockholders’ equity	17,701	17,305

Total liabilities and stockholders’ equity	$32,943	$33,410

See accompanying notes to unaudited condensed consolidated financial statements

Back Yard Burgers, Inc.
Condensed Consolidated Statements of Income (Unaudited)
(in thousands, except per share amounts)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Revenues:
Restaurant sales	$10,688	$9,686	$20,337	$18,618
Franchise and area development fees	84	204	128	290
Royalty fees	1,265	1,245	2,448	2,380
Advertising fees	318	314	615	611
Other	255	246	439	437

Total revenues	12,610	11,695	23,967	22,336

Expenses:
Cost of restaurant sales	3,502	3,120	6,645	6,117
Restaurant operating expenses	5,040	4,646	9,741	8,936
General and administrative	2,259	1,634	3,867	3,382
Advertising	814	668	1,505	1,353
Depreciation	544	543	1,119	1,094
Other operating (income)/expense	—	—	—	(162)

Total expenses	12,159	10,611	22,877	20,720

Operating income	451	1,084	1,090	1,616

Interest income	29	16	55	23
Interest expense	(193)	(198)	(383)	(387)
Other, net	(28)	(24)	(56)	(47)

Income before income taxes	259	878	706	1,205

Income taxes	50	302	197	412

Net income	$209	$576	$509	$793

Earnings per share:
Basic	$0.04	$0.11	$0.10	$0.16

Diluted	$0.04	$0.11	$0.10	$0.15

Weighted average number of common shares and common equivalent shares outstanding:
Basic	5,126	5,022	5,126	4,982

Diluted	5,192	5,151	5,191	5,128

See accompanying notes to unaudited condensed consolidated financial statements

Back Yard Burgers, Inc.
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

	Twenty-Six Weeks Ended
	June 30,	July 1,
	2007	2006
Cash flows from operating activities:
Net income	$509	$793
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	1,119	1,094
Deferred income taxes	(140)	71
Stock based compensation expense	19	51
Provision for losses on receivables	172	34
Gain on sale of assets	—	(162)
Changes in assets and liabilities:
Receivables	(163)	(16)
Inventories	(25)	30
Prepaid expenses	(27)	(161)
Other assets	11	—
Accounts payable and accrued expenses	(444)	523
Reserve for closed stores	—	(15)
Income taxes receivable	86	155
Other deferred liabilities	(30)	(26)
Other deferred income	42	35
Deferred franchise and area development fees	(18)	(219)

Net cash provided by operating activities	1,111	2,187

Cash flows from investing activities:
Additions to property and equipment	(465)	(538)
Proceeds from sale of property and equipment	3	958
Proceeds on notes receivable	2	—

Net cash (used in)/provided by investing activities	(460)	420

Cash flows from financing activities:
Issuance of stock	10	532
Principal payments on long-term debt	(501)	(482)

Net cash used in financing activities	(491)	50

Net increase in cash and cash equivalents	160	2,657
Cash and cash equivalents:
Beginning of period	5,444	3,602

End of period	$5,604	$6,259

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
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and therefore do not include all information and notes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. The statements do reflect all adjustments (consisting of only normal recurring adjustments) which are, in the opinion of management, necessary to present fairly the financial position and results of operations and cash flows in conformity with generally accepted accounting principles in the United States of America. The statements should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 30, 2006 included in the Company’s 2006 Form 10-K.
     The financial statements include the accounts of Back Yard Burgers, Inc. and its wholly-owned subsidiaries, Little Rock Back Yard Burgers, Inc., Atlanta Burgers BYB Corporation and BYB Properties, Inc. All significant intercompany transactions have been eliminated.
     The results of operations for the current twenty-six week period are not necessarily indicative of the results to be expected for the full year.
     The Company maintains its financial records on a 52-53 week fiscal year ending on the Saturday closest to December 31. Both fiscal years 2006 and 2007 are 52 week years.
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
Preopening costs
     The Company expenses preopening costs as incurred. There were no preopening costs expensed for the twenty-six weeks ended June 30, 2007. Preopening costs for the twenty-six weeks ended July 1, 2006 were approximately $6,000.
Recent Accounting Pronouncements
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company expects to adopt SFAS No. 157 effective January 1, 2008, as required. The Company is currently evaluating the impact of adopting SFAS No. 157.

     In February 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115 (“SFAS 159”). Under SFAS 159, the Company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing whether fair value accounting is appropriate for any of the Company’s eligible items and have not yet determined the impact, if any, on its consolidated financial statements.
NOTE 2 – INCOME TAXES
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
     As of June 30, 2007, the Company had $43,000 of total unrecognized tax benefits. If recognized in full, the amount would be recorded as a reduction of income tax expense. These unrecognized tax benefits relate principally to state tax filing positions and previously deducted expenses. The Company believes it is reasonably possible it will recognize tax benefits of up to approximately $7,000 within twelve months.
     In many cases, the Company’s uncertain tax positions are related to tax years that remain subject to examination by the relevant tax authorities. Tax returns in the Company’s major tax filing jurisdictions for years after 2001 are subject to future examination by tax authorities.
     Estimated interest and penalties related to the underpayment of income taxes are classified as a component of income tax expense in the Condensed Consolidated Statements of Operations and totaled approximately $2,000 for the twenty-six weeks ended June 30, 2007. Accrued interest and penalties were $84,000 as of June 30, 2007.
NOTE 3 – STOCK-BASED EMPLOYEE COMPENSATION
     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123, (revised 2004) Share-Based Payments (“FAS 123(R)”). The Company elected to use the modified prospective method of adoption and thus prior period amounts have not been restated. Under the modified prospective method, the remaining grant date fair value of unvested awards are expensed through earnings over the remaining vesting period.

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
     In May 2002, the Board of Directors of the Company and the shareholders authorized the adoption of an Equity Incentive Plan (“EIP”) for the Company’s employees and directors. An aggregate of 225,000 shares of common stock may be granted under the EIP. In 2004, the EIP was amended with shareholder approval to (i) increase the number of shares of common stock that may be issued under the EIP by 400,000 shares from 225,000 shares to 625,000 shares, and (ii) provide that the Board may not materially amend the EIP without the approval of the Company’s stockholders. As of June 30, 2007, there were 373,000 options available under the EIP for future grants. Options granted under the EIP may be designated by the Compensation Committee of the Board of Directors as Incentive Stock Options or Non-Qualified Stock Options. Non-Qualified Stock Options granted under the EIP may be granted at a price less than fair market value of the common stock on the grant date. Incentive Stock Options granted under the EIP may not be granted at a price less than the fair market value of the common stock on the date of grant (or 110% of fair market value in the case of persons holding 10% or more of the voting stock of the Company). The aggregate number of shares for which awards are granted to any employee during any calendar year may not exceed 35,000. The term of the options shall be set by the Compensation Committee of the Board of Directors and shall not be more than ten years from the date of grant.
     Additionally, under the EIP, the Compensation Committee of the Board of Directors may award Restricted Stock and/or stock appreciation rights (SAR’s) to selected employees. The Company has not issued any Restricted Stock or SAR’s. A summary of activity in the above option plans for the twenty-six weeks ended June 30, 2007 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term (in years)	Value
Outstanding at beginning of period	351,376	$4.76
Granted	—	—
Exercised
Expired	(20,790)	10.30
Cancelled	(636)	1.42

Outstanding at end of period	329,950	4.43	5.4	$718,005

Exercisable at end of period	311,470	4.40	5.2	$693,242

     During the twenty-six weeks ended June 30, 2007, there were re-pricings of certain options in connection with the Company’s historical stock option granting and accounting practices as described in the Company’s Annual Report on Form 10-K for the year ended December 30, 2006. Following is a summary of the specific stock options that were re-priced. Since the options were re-priced at a higher price, there was no financial statement impact during the twenty-six weeks ended June 30, 2007 as a result of these re-pricings.
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
     There were no options exercised during the twenty-six weeks ended June 30, 2007. Cash received on options exercised during the twenty-six weeks ended July 1, 2006 was approximately $520,000 (including excess tax benefits of $162,000) with an intrinsic value of approximately $412,000 At June 30, 2007, there was approximately $27,000 of unrecognized compensation cost, net of expected forfeitures, related to stock options that are expected to be recognized over a period of three months.

     The fair value of option grants is estimated on the date of grant using the Black-Scholes-Merton model that uses the following assumptions: (1) Expected volatility is based on historical volatility of the Company’s stock and other factors. (2) The Company uses historical data to estimate the option’s expected term. (3) The risk-free rate for the expected term is based on the U.S. Treasury yield curve in effect at the time of grant. There were no options granted during the first two quarters of 2007 or 2006.
     In May 1995, the Board of Directors of the Company and the shareholders authorized the adoption of an Employee Stock Purchase Plan (“ESPP”) for the Company’s employees. An aggregate of 225,000 shares of common stock may be issued under the ESPP. Shares purchased under the ESPP are sold to participants at 85% of the market price and the maximum number of shares that can be purchased by a participant is 1,000 shares per quarter. The ESPP will continue in effect through May 31, 2010, unless terminated earlier pursuant to its terms. During the first twenty six weeks of 2007 and 2006, 1,827 and 2,687 shares, respectively, were purchased under the ESPP. As of June 30, 2007, a total of 138,539 shares have been purchased under the ESPP since its inception in May 1995. The 15% discount to market value prior to adopting FAS 123(R) was recognized as a pro forma expense, while after adoption the discount is recognized through earnings. Other than the purchase price discount, the ESPP otherwise does not contain compensatory features. On July 30, 2007, the Company’s Board of Directors voted to terminate the ESPP effective on that date. Following this termination, the Company notified all ESPP participants of the termination of the ESPP and distributed to the ESPP participants any cash balances (without interest) that remain credited to such participants’ stock purchase accounts.
     The expense recognized in earnings for the first two quarters of 2007 under the option plans and ESPP was approximately $19,000 and $2,000, as compared to $51,000 and $2,000 in the year-earlier period. A related tax benefit of $2,000 was recognized in the first two quarters of 2007 compared with a $7,000 benefit in the year-earlier period. There were no excess tax benefits recognized in the first two quarters of 2007 compared with $160,000 in the year-earlier period from the exercise of non-qualified stock options and disqualifying dispositions of previously exercised qualified options. Excess tax benefits are recorded as an increase to paid-in capital.
     The Company’s practice is to issue shares from authorized but unissued shares to satisfy option exercises and employee stock purchases.
NOTE 4 — NET INCOME PER COMMON SHARE
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

COMPUTATION OF INCOME PER COMMON SHARE
(in thousands, except per share amounts)
(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30,	July 1,	June 30,	July 1,
	2007	2006	2007	2006
Net Income	$209	$576	$509	$793

Weighted average number of common shares outstanding during the period	5,126	5,022	5,126	4,982

Basic income per common share	$0.04	$0.11	$0.10	$0.16

Weighted average number of common shares outstanding during the period	5,126	5,022	5,126	4,982
Preferred shares convertible to common shares	2	20	2	20
Stock options	64	109	63	126

	5,192	5,151	5,191	5,128

Diluted income per common share	$0.04	$0.11	$0.10	$0.15

The calculation of diluted income per common share excluded 106,000 and 81,000 stock options, respectively, for the thirteen weeks ended June 30, 2007, and July 1, 2006, and 126,000 and 192,500 stock options, respectively, for the twenty-six weeks ended June 30, 2007, and July 1, 2006, as their effect would be anti-dilutive.
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

	As of	As of
	June 30, 2007	July 1, 2006
2007	$67	$—
2006	64	81
Previous years	1,078	1,141

	$1,209	$1,222

NOTE 6 — COMMITMENTS AND CONTINGENCIES
     On July 27, 2007, a lawsuit styled Plank v. Back Yard Burgers, Inc., et. al. (No. CA-07-2499) was filed against the Company and 10 unnamed John Doe defendants in the United States District Court for the Western District of Tennessee, and served upon the Company on August 3, 2007. The complaint alleges that the Company and other defendants failed to protect the private information of its customers under the Fair and Accurate Credit Transactions Act (“FACTA”) and Tennessee Consumer Protection Act (“TCPA”) by failing to properly truncate personal account information on a credit or debit card receipt provided by one of the Company’s stores to the plaintiff. Plaintiff alleges that these violations were willful. Plaintiff seeks to have the action certified as a class action, and seeks, for herself and a purported class, under FACTA, statutory and punitive damages and, for herself and a purported class, under TCPA, actual and treble damages and a permanent injunction enjoining the Company from engaging in unlawful violations of TCPA. The Company has not yet responded to the complaint, and discovery has not yet begun. Thus, its ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and intends to vigorously contest it, including the plaintiff’s efforts to certify a class action.
     The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of the ultimate liability with respect to these other legal proceedings, claims and liabilities will not have a materially adverse impact on our financial position or results of operations and cash flows.
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
NOTE 8 – OFF-BALANCE SHEET ARRANGEMENTS
     At June 30, 2007, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of June 30, 2007, was approximately $464, 000. The term of the guarantee is through August 13, 2023, the maturity date of the loan. If the franchisee ceases to make note payments, the Company may be required to make note payments until the collateral is liquidated. The guarantee provides for no limitation to the maximum potential future payments under the guarantee; however, the estimated maximum potential future payments are approximately $464, 000, which represents the principal balance of the note payable as of June 30, 2007, plus interest. The Company currently has no liability recorded in its financial statements for the guarantor’s obligations under the guarantee. There are no recourse provisions in the guaranty agreement; however, the Company believes its potential loss contingencies are minimal since the loan is collateralized with assets whose estimated fair value is greater than the amount of debt outstanding, and based on the fact that current cash flows of the restaurant, if acquired through default, would be adequate to cover the debt payments. On June 18, 2007, the Company delivered written notice to the lender that the Company was revoking the guarantee with respect to any future borrowings under the loan agreement by the franchisee. This revocation does not impact that validity of the existing guarantee described above and applies only to future loans made by the lender to the franchisee, if any.

NOTE 9 – SUBSEQUENT EVENTS
     On July 19, 2007, the Company sold one Company-operated restaurant to a third party and this restaurant will no longer be operated as a Back Yard Burgers. The Company expects to recognize a gain on the sale of these assets of approximately $300,000 during the third quarter of 2007.
     On August 3, 2007, the Company’s stockholders at a special meeting voted to adopt the previously announced Agreement and Plan of Merger (the “Merger Agreement”), dated as of June 10, 2007, by and among the Company, BBAC, LLC (“BBAC”) and BBAC Merger Sub, Inc. (“BBAC Merger Sub”). The Merger Agreement provides for the acquisition of the Company by BBAC in a transaction valued at approximately $38 million, including debt to be repaid by BBAC. Under the terms of the Merger Agreement, the holders of the Company’s common stock and preferred stock will receive $6.50 per share in cash for their shares. The closing of merger remains subject to the completion by BBAC of its financing package and satisfaction by the parties to the Merger Agreement of certain other conditions.
NOTE 10 – GAIN ON SALE OF ASSETS
     During the first quarter of 2006, the Company sold a Company-operated restaurant to a franchisee which resulted in a gain of approximately $162,000. In addition to the fixed assets of the restaurant, the Company also had approximately $245,000 of goodwill originally recorded for the restaurant when the Company previously acquired the restaurant from a franchisee. This goodwill was written off, along with the fixed assets, as part of the sale transaction during the first quarter of 2006. There were no gains or losses recorded by the Company during the twenty-six weeks ended June 30, 2007.

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
     As of June 30, 2007, the Back Yard Burgers system included 183 restaurants, of which 44 were Company-operated and 139 were franchised. Unit activity for the twenty-six weeks ended June 30, 2007 included nine franchised store openings. In addition, six franchised restaurants closed during the twenty-six weeks ended June 30, 2007.
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

	Twenty-Six Weeks Ended
	(Unaudited)
	June 30,	July 1,
	2007	2006
Revenues
Restaurant sales	84.9%	83.3%
Franchise and area development fees	0.5	1.3
Royalty fees	10.2	10.7
Advertising fees	2.6	2.7
Other	1.8	2.0

Total revenues	100.0%	100.0%

Costs and Expenses
Cost of restaurant sales (1)	32.7%	32.9%
Restaurant operating expenses (1)	47.9	48.0
General and administrative	16.1	15.1
Advertising	6.3	6.1
Depreciation	4.7	4.9
Other operating (income) expense	—	(0.7)
Operating income	4.6	7.2
Interest income	0.2	0.1
Interest expense	(1.6)	(1.7)
Other, net	(0.2)	(.2)
Income before income taxes	2.9	5.4
Income taxes (2)	(27.9)	(34.2)
Net income	2.1	3.6

	Twenty-Six Weeks Ended
	(Unaudited)
	June 30,	July 1,
	2007	2006
	($000’s)
Average annual sales per restaurant open for a full year (3)
Company-operated	$880	$865
Franchised	$908	$860
System average annual sales per restaurant open for a full year	$900	$861

Number of restaurants open
Company-operated	44	42
Franchised	139	132

Total	183	174

(1)	As a percentage of restaurant sales.

(2)	As a percentage of income before taxes.

(3)	Includes sales for restaurants open for entire trailing twelve-month period. Restaurants are included in the calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

Comparison of the Company’s Results for the Thirteen Weeks Ended June 30, 2007 and July 1, 2006.
     Restaurant sales increased $1,002,000, or 10.3%, to $10,688,000 during the thirteen weeks ended June 30, 2007, from $9,686,000 for the year-earlier period. The increase was primarily due to the net addition of two Company-operated restaurants since July 1, 2006. The remainder of the increase was due to same-store sales at Company-operated restaurants open for more than eighteen months increasing by 3.5% since the year-earlier period, resulting in higher sales of approximately $339,000. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.
     Franchise and area development fees decreased by $120,000 to $84,000 for the thirteen weeks ended June 30, 2007, compared with $204,000 in the year-earlier period. Seven franchise stores opened during the thirteen weeks ended June 30, 2007, of which three were not charged franchise fees as they were re-openings of previously closed stores, compared with five franchised stores opened during the thirteen weeks ended July 1, 2006. The Company cancelled three area development agreements during the second quarter of 2006 due to lack of development and recognized approximately $103,000 in area development fees as a result of these cancellations. Net of the cancellation fees recognized in the year-earlier period, the Company recognized $84,000 in franchise and area development fees during the thirteen weeks ended June 30, 2007 related to the opening of four new franchised locations compared with $101,000 in the year-earlier period related to the opening of five new franchised locations.
     Royalty fees increased $20,000 to $1,265,000 during the thirteen week period ended June 30, 2007, compared with $1,245,000 during the second quarter of 2006. Royalty fees are based on franchise restaurant sales. Franchise restaurant sales increased to approximately $31.8 million during the thirteen weeks ended June 30, 2007 from approximately $31.4 million during the year-earlier period due to net unit growth of seven franchised restaurants since July 1, 2006 in addition to a full quarter of operations for units opened in the first two quarters of 2006. The increase in royalties attributable to the increase in total units open and operating was approximately $52,000. This amount is partially offset by a decrease in same-store sales of 3.4% from the year-earlier period, which resulted in a $32,000 reduction in royalties from the year-earlier period. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.
     Advertising fees increased by $4,000 to $318,000 during the thirteen week period ended June 30, 2007, from $314,000 in the year-earlier period. These fees are a 1% of sales National Advertising Fund fee (See Note 7 of the notes to unaudited condensed consolidated financial statements). As part of the standard franchise agreement, each operating unit contributes 1% of its sales to a National Advertising Fund. Franchise restaurant sales increased to approximately $31.8 million during the thirteen weeks ended June 30, 2007 from approximately $31.4 million during the year-earlier period. The increase in franchised restaurant sales was due to a net unit growth of seven franchised stores since July 1, 2006.
     Other revenues is primarily comprised of sales of proprietary food products to franchisees and payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of our franchisees. Revenue from sales of proprietary food products is recognized when the products are shipped. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors. The Company also includes other miscellaneous revenues in other revenue. Other revenues increased by $9,000 to $255,000 during the thirteen week period ended June 30, 2007 from $246,000 during the second quarter of 2006 primarily due to higher contributions from certain vendors to the National Advertising Funds based upon purchasing volumes of our franchisees.

     Cost of restaurant sales, consisting of food and paper costs, totaled $3,502,000 for the thirteen weeks ended June 30, 2007, and $3,120,000 during the year-earlier period, increasing as a percentage of restaurant sales to 32.8 % from 32.2%. While the Company did implement a 3% menu price increase in October 2006 the Company incurred a 9% increase in the cost of beef from the prior year during the thirteen weeks ended June 30, 2007, as well as other cost increases including dairy and produce costs increases which offset the menu price increase.
     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $5,040,000 for the thirteen weeks ended June 30, 2007, from $4,646,000 in the same prior year period, decreasing as a percentage of restaurant sales to 47.2%, from 48.0% for the year-earlier period. The decrease as a percentage of restaurant sales is primarily due to a 0.5% decrease in labor costs as a percentage of restaurant sales from the year-earlier period and a 0.3% decrease in other operating costs as a percentage of restaurant sales, primarily attributable to utilities and insurance.
     General and administrative costs increased $625,000 to $2,259,000 for the thirteen weeks ended June 30, 2007 from $1,634,000 in the year-earlier period. Corporate personnel costs increased by $129,000 since the year-earlier period, of which approximately $100,000 relates to a payment trigger that occurred upon the filing of the Company’s 2006 Form 10-K during the second quarter, which was a component of a the chief financial officer’s retention and change of control agreement. During the quarter, the Company also incurred approximately $505,000 in professional fees, including legal, accounting, advisory and director fees, in excess of amounts incurred in the year-earlier period, the bulk of which was associated with the negotiation, evaluation and execution of the Merger Agreement with BBAC (See Note 9 of the notes to the consolidated financial statements and Exhibit 2.1 of this Form 10-Q).
     Advertising expense, which increased to $814,000 for the thirteen weeks ended June 30, 2007, from $668,000 in the same period in 2006, increased as a percentage of total revenues to 6.5%, from 5.7% in the year-earlier period. The Company spent approximately 5% of net restaurant sales at Company-operated stores on local store advertising, including media and print advertising in the four markets in which the Company-operated restaurants are located during the thirteen weeks ended June 30, 2007 compared with 4.1% in the year-earlier period. In addition, all stores (both Company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund (see Note 6 of the notes to unaudited condensed consolidated financial statements). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues are related to the spending for local store advertising for Company-operated restaurants, the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.
     Depreciation expense remained relatively flat at $544,000 for the thirteen weeks ended June 30, 2007, from $543,000 in the year-earlier period. Since July 1, 2006, the Company has spent approximately $3.0 million for fixed assets additions; however, the additional depreciation associated with the addition of these assets was offset by other assets, primarily furniture, fixtures and equipment, becoming fully depreciated since July 1, 2006.
     Interest expense decreased by $5,000 to $193,000 for the twenty-six weeks ended June 30, 2007, from $198,000 in the year-earlier period, primarily due to the decrease in debt outstanding to $9,451,000 as of June 30, 2007 from $10,483,000 as of July 1, 2006. In May 2006, the Company executed a cash flow hedging instrument (interest rate swap) to minimize interest rate fluctuation risk to convert all of the interest associated with approximately $6.1 million in debt to a fixed rate of 7.75% through the maturity of the note payable. During the first five months of 2006, the Company paid approximately 6.3% to 7.1% variable rates on this debt and has paid the fixed rate of 7.75% on this debt during the first two quarters of 2007. This increase in interest rate on this debt resulted in an increase in interest expense of approximately $11,000 during the thirteen weeks ended June 30, 2007 compared with the year-earlier period, which offset the decrease in interest expense associate with the reduction in total debt outstanding.
     Other net expense was $29,000 for the thirteen weeks ended June 30, 2007, compared with a net expense of $24,000 in the year-earlier period. The increase was primarily due to an increase in franchise tax expense. Other miscellaneous income and expenses, also included in this category, were relatively consistent during the thirteen weeks ended June 30, 2007, and the year-earlier period.
Comparison of the Company’s Results for the Twenty-Six Weeks Ended June 30, 2007 and July 1, 2006
     Restaurant sales increased $1,719,000, or 9.2%, to $20,337,000 during the twenty-six weeks ended June 30, 2007, from $18,618,000 for the year-earlier period. The increase was primarily due to the net addition of two Company-operated restaurants since July 1, 2006. The remainder of the increase was due to same-store sales at Company-operated restaurants open for more than eighteen months increasing by 3.3% since the year-earlier period, resulting in higher sales of approximately $602,000. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.
     Franchise and area development fees decreased by $162,000 to $128,000 for the twenty-six weeks ended June 30, 2007, compared with $290,000 in the year-earlier period. Nine franchise stores opened during the thirteen weeks ended June 30, 2007, of which three were not charged franchise fees as they were re-openings of previously closed stores, compared with ten franchised stores opened during the thirteen weeks ended July 1, 2006. The Company cancelled three area development agreements during the second quarter of 2006 due to lack of development and recognized approximately $103,000 in area development fees as a result of these cancellations. Net of the cancellation fees recognized in the year-earlier period, the Company recognized $128,000 in franchise and area development fees during the twenty-six weeks ended June 30, 2007 related to the opening of six new franchised locations compared with $187,000 in the year-earlier period related to the opening of ten new franchised locations.
     Royalty fees increased $68,000 to $2,448,000 during the twenty-six weeks ended July 1, 2006, from $2,380,000 during the twenty-six weeks ended July 1, 2006. The increase is the result of an increase in franchised sales upon which the fees are based. Franchise restaurant sales increased to approximately $61.5 million during the twenty-six weeks ended June 30, 2007 from approximately $60.9 million during the year-earlier period. The increase in franchised restaurant sales was due to a net unit growth of seven franchised stores since July 1, 2006. The increase in royalties attributable to the increase in total units open and operating was approximately $122,000. This amount is partially offset by a decrease in same-store sales of 2.8% from the year-earlier period, which resulted in a $54,000 reduction in royalties from the year-earlier period. Restaurants are included in the same-store sales calculation after the completion of eighteen months of operation as sales during the six-month period immediately after the opening tend to be higher due to promotions and trial by public.

     Advertising fees increased by $4,000 to $615,000 during the twenty-six week period ended June 30, 2007, from $611,000 during the year-earlier period. The increase is primarily due to the increase in franchised restaurant sales, upon which a portion of the fee is based. The portion of these fees that are based on sales is a 1% of sales National Advertising Fund fee (See Note 6 of the notes to unaudited consolidated financial statements). As part of the standard franchise agreement, each operating unit contributes 1% of its sales to a National Advertising Fund. Franchise restaurant sales increased to approximately $61.5 million during the twenty-six weeks ended July 1, 2006 from approximately $60.9 million during the year-earlier period. The increase in franchised restaurant sales was due to a net unit growth of seven franchised stores since July 1, 2006.
     Other revenues is primarily comprised of sales of proprietary food products to franchisees and payments by certain vendors of the Company primarily as contributions to the National Advertising Fund based upon purchasing volumes of our franchisees. Revenue from sales of proprietary food products is recognized when the products are shipped. These purchases by franchisees from vendors have no specific incremental impact to costs of the Company. Volume based revenue and contributions from our vendors are recognized throughout the accounting period based on the purchase volumes by our franchisees from these vendors. The Company also includes other miscellaneous revenues in other revenue. Other revenues remained relatively flat at $439,000 during the twenty-six weeks ended June 30, 2007, compared with $437,000 in the year-earlier period.
     Cost of restaurant sales, consisting of food and paper costs, totaled $6,645,000 for the twenty-six weeks ended June 30, 2007, and $6,117,000 during the year-earlier period, decreasing as a percentage of restaurant sales to 32.7% from 32.9%. While the Company did implement a 3% menu price increase in October 2006 the Company incurred a 3% increase in the cost of beef from the prior year during the twenty-six weeks ended June 30, 2007, as well as other cost increases including dairy and produce costs increases which partially offset the menu price increase.
     Restaurant operating expenses, consisting of labor, supplies, utilities, maintenance, rent and certain other unit level operating expenses, increased to $9,741,000 for the twenty-six weeks ended June 30, 2007, from $8,936,000 in the year-earlier period, decreasing slightly as a percentage of restaurant sales to 47.9%, from 48.0% for the year-earlier period. Labor costs as a percentage of sales remained flat for both periods. The decrease as a percentage of restaurant sales is primarily due to a net 0.1% decrease in other operating costs as a percentage of restaurant sales, primarily attributable to utilities and insurance.
     General and administrative costs increased $485,000 to $3,867,000 for the twenty-six weeks ended June 30, 2007 from $3,382,000 in the year-earlier period. During the period, the Company also incurred approximately $479,000 in professional fees, including legal, accounting, advisory and director fees, in excess of amounts incurred in the year-earlier period, the bulk of which was associated with the negotiation, evaluation and execution of the Merger Agreement with BBAC (See Note 9 of the notes to the consolidated financial statements and Exhibit 2.1 of this Form 10-Q). The Company also incurred $100,000 in expense related to a payment trigger that occurred upon the filing of the Company’s 2006 Form 10-K during the second quarter, which was a component of the chief financial officer’s retention and change of control agreement. This amount was substantially offset by $90,000 in expense recognized by the Company in the year-earlier period for severance costs associated with the resignation of a former officer.
     Advertising expense, which increased to $1,505,000 for the twenty-six weeks ended June 30, 2007, from $1,353,000 in the same period in 2006, increased as a percentage of total revenues to 6.3% compared with 6.1% in the year-earlier period. The Company spent approximately 5.0% of net restaurant sales at Company-operated stores on local store advertising, including media and print advertising in the four markets in which the Company-operated restaurants are located during the twenty-six weeks ended June 30, 2007 compared with 4.5% in the year-earlier period. In addition, all stores (both Company and franchised stores) contribute 1% of each stores net restaurant sales as advertising fees to the Company’s National Advertising Fund (see Note 6 of the notes to unaudited consolidated financial statements). Of these advertising fees, the Company spends at least 50% of these funds on the creation of marketing tools; however, in some years, the Company spends more than 50% of these fees on advertising related costs. Fluctuations in the advertising spending as a percentage of total revenues is related to the spending for local store advertising for Company-operated restaurants, the timing of promotions and exact percentage of the advertising fees earned by the Company’s National Advertising Fund that is spent on the creation of marketing tools.
     Depreciation expense increased by $24,000 to $1,119,000 for the twenty-six weeks ended June 30, 2007, from $1,094,000 in the same period in 2006. Since July 1, 2006, the Company has spent approximately $3.0 million for fixed assets additions; however, the additional depreciation associated with the addition of these assets was partially offset by other assets, primarily furniture, fixtures and equipment, becoming fully depreciated since July 1, 2006.
     Other operating expense was zero during the twenty-six weeks ended June 30, 2007, compared with operating income of $162,000 in the year-earlier period. The Company recognized a $162,000 gain on the sale of a restaurant during the first quarter of 2006 (See Note 8).
     Interest expense decreased by $4,000 to $383,000 for the twenty-six weeks ended June 30, 2007, from $387,000 in the year-earlier period, primarily due to the decrease in debt outstanding to $9,451,000 as of June 30, 2007 from $10,483,000 as of July 1, 2006. In May 2006, the Company executed a cash flow hedging instrument (interest rate swap) to minimize interest rate fluctuation risk to convert all of the interest associated with approximately $6.1 million in debt to a fixed rate of 7.75% through the maturity of the note payable. During the first five months of 2006, the Company paid variable rates ranging from 6.3% to 7.1% on this debt and has paid the fixed rate of 7.75% on this debt during the first two quarters of 2007. This increase in interest rate on this debt resulted in an increase in interest expense of approximately $34,000 over the year-earlier period, which offset the decrease in interest expense associated with the reduction in total debt outstanding.
     Other, net expense increased $8,000 to $55,000 for the twenty-six weeks ended June 30, 2007, remaining relatively flat compared with a net expense of $47,000 in the year-earlier period. The increase was primarily due to an increase in franchise tax expense. Other miscellaneous income and expenses, also included in this category, were relatively consistent during the twenty-six weeks ended June 30, 2007, and the year-earlier period.
Impairment of Long-Lived Assets
     The Company adopted Statement of Financial Accounting Standard (“SFAS”) No. 144, Accounting for the Impairment and Disposal of Long-Lived Assets, at the beginning of 2002. We assess the potential impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. At each balance sheet date, the Company assesses whether there has been impairment in the value of all long-lived assets by determining whether projected undiscounted future cash flows from operations for each restaurant, as defined in SFAS No. 144, exceed its net book value as of the assessment date. A new cost basis is established for impaired assets based on the fair value of these assets as of the date the assets are determined to be impaired. No impairment charges were recorded by the Company during the twenty-six weeks ended June 30, 2007 or the year-earlier period.

Off-Balance Sheet Arrangements
     At June 30, 2007, the Company had a guarantee of a franchisee loan relating to the acquisition of a parcel of land and the construction of a building that is currently being operated as a Back Yard Burgers franchised location. The original loan balance was $655,000 and the balance as of June 30, 2007, was approximately $464,000. The term of the guarantee is through August 13, 2023, the maturity date of the loan. If the franchisee ceases to make note payments, the Company may be required to make note payments until the collateral is liquidated. The guarantee provides for no limitation to the maximum potential future payments under the guarantee; however, the estimated maximum potential future payments are approximately $464,000, which represents the principal balance of the note payable as of June 30, 2007. The Company currently has no liability recorded in its financial statements for the guarantor’s obligations under the guarantee. There are no recourse provisions in the guaranty agreement; however, the Company believes its potential loss contingencies are minimal since the loan is collateralized with assets whose estimated fair value is greater than the amount of debt outstanding, and based on the fact that current cash flows of the restaurant, if acquired through default, would be adequate to cover the debt payments. On June 18, 2007, the Company delivered written notice to the lender that the Company was revoking the guarantee with respect to any future borrowings under the loan agreement by the franchisee. This revocation does not impact that validity of the existing guarantee described above and applies only to future loans made by the lender to the franchisee, if any.
Liquidity and Capital Resources
     Cash from operations for the Company is primarily affected by net earnings adjusted for non-cash expenses which consist primarily of depreciation. Depreciation totaled $1,119,000 for the twenty-six weeks ended June 30, 2007 and $1,094,000 for the year-earlier period. Cash provided by operations for the twenty-six weeks ended June 30, 2007, was $1,111,000 compared with $2,187,000 in the year-earlier period. The primary reason for the reduction in cash provided by operations from the year-earlier period is due to the change in accounts payable and accrued expenses during each respective period. Accounts payable and accrued expenses decreased by $444,000 during the twenty-six weeks ended June 30, 2007 compared with a $523,000 increase in the year earlier period.
     Capital expenditures totaled $465,000 for the twenty-six weeks ended June 30, 2007 and $538,000 for the year-earlier period. Generally, the Company constructs its restaurant buildings on leased properties for Company-operated restaurants. The average monthly lease cost for the 13 Company-operated restaurants on leased sites at June 30, 2007 is approximately $3,700 per month. For the 17 restaurants where the Company leases the building as well as the site, the average monthly lease cost is approximately $6,000. The Company owns the real property for the remaining 14 Company-operated restaurants.
     During the twenty-six weeks ended June 30, 2007, the Company had $3,000 in proceeds from the sale of miscellaneous equipment compared with $958,000 in proceeds from the sale of two restaurants in the year-earlier period.
     As of June 30, 2007, the Company had total long-term debt of $9,451,000 and unused lines of credit and loan commitments of potential additional borrowings of $2,500,000. No long-term debt commitments or loan draws were made by the Company during the twenty-six weeks ended June 30, 2007 or the twenty-six weeks ended July 1, 2006. The Company made $501,000 in principal payments on long-term debt during the twenty-six weeks ended June 30, 2007 compared with $482,000 in the year-earlier period.

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
     The Company is planning capital expenditures of approximately $2.0 million in fiscal year 2007, excluding potential acquisitions and share repurchases. These capital expenditures primarily relate to store equipment upgrades, and enhancements to existing financial and operating information systems. As of June 30, 2007, the Company had spent approximately $465,000 of these budgeted capital expenditures. The Company expects to fund the additional capital expenditures with cash on hand in addition to cash flow from operations. We believe that existing cash on hand and funds generated from internal operations, as well as borrowings under the credit facility, if needed, will meet the Company’s needs for the foreseeable future.
Seasonality and Inflation
     While the Company does not believe that seasonality affects its operations in a materially adverse manner, first quarter results are generally lower than other quarters due to seasonal climate conditions in the locations of many of its restaurants. Management does not believe that inflation has had a material effect on income during the twenty-six weeks ended June 30, 2007. Increases in food, labor or other operating costs could adversely affect the Company’s operations. In the past, however, the Company generally has been able to increase menu prices or modify its operating procedures to substantially offset increases in its operating costs.
Conversion of Preferred Stock
     In accordance with the provisions of the Company’s Certificate of Incorporation regarding preferred stock, as a result of the Company’s having attained after tax net income in excess of $600,000 during 1994, each share of preferred stock is convertible into one share of common stock, at the option of the holder. The Company notified preferred stockholders of their right to convert preferred stock to common stock, and anticipates that all shares of preferred stock will eventually be converted. Such conversion began on April 5, 1995, at which time there were 1,199,979 shares of preferred stock outstanding. As of June 30, 2007, only 1,836 shares have yet to be converted.
Known Trends and Uncertainties
     The Company’s business is substantially dependent on the costs of beef and chicken. During the twenty-six weeks ended June 30, 2007, the cost of beef increased approximately 3% from the prior year while the cost of chicken was relatively stable. While the Company expects that favorable trends in the cost of beef and chicken will continue in the short term, the Company has experienced increases in commodity costs in the past and expects such increases to continue in the long term.
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

     The Fair Minimum Wage Act of 2007 was enacted on May 25, 2007. As a result of this enactment, the federal minimum wage rate increased from the then current level of $5.15 to $5.85 an hour on July 24, 2007. Under the Fair Minimum Wage Act of 2007, there will be two additional increases in the federal minimum after July 24, 2007, one to $6.55 an hour on July 24, 2008, and another increase to $7.25 an hour on July 24, 2009. The Company has estimated the annual impact on its labor costs for an increase of minimum wage to (1) $5.85 an hour will be approximately $9,000, (2) $6.55 an hour will be approximately $119,000, and (3) $7.25 an hour will be approximately $400,000. Additionally, certain states may adopt additional state minimum wage rate increases to adjust to the cost of living and to meet the needs of citizens of each respective state. This could have an additional adverse impact on labor costs paid by the Company in the future.
     The Company has incurred increases in energy price rates, including fuel and utilities, over the past few years, as have most retail businesses. Continued increases in the cost of fuel and energy may be difficult to offset with additional menu price increases and could have an adverse effect on our business and operations.
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
     Company-operated same-store sales increased 3.3% and franchised same-store sales decreased 2.8% during the twenty-six weeks ended June 30, 2007. Average per-store annual unit sales volumes (“Average Unit Volumes”) were $880,000 at Company-operated stores and $908,000 at franchised stores as of June 30, 2007. The Company will continue with its marketing strategy of enhancing the Company’s points of differentiation and further positioning the Company as a premium fast-food provider. Management intends to continue testing new, bold-flavored premium product offerings and modifying existing menu offerings in order to drive positive trends for same-store sales and average unit volumes, both of which are key performance indicators in our industry. The Company will also continue to explore potentially extending operational hours at both Company-operated and franchised stores to accomplish these goals as well. By continuing to improve in these areas, the Company intends to offset some of the potential negative financial impacts of the other trends and uncertainties listed above.
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
     The Company has approximately $71,000 (net of a $17,000 allowance) related to a long-term note receivable taken by the Company related to the sale of a Company-operated restaurant and related equipment to a franchisee in 1999. Depending on certain factors, including the franchisee’s financial condition and profitability to the store, the Company may determine it is necessary to take an additional allowance against this receivable in the future. Payments of $2,000 were made on the note receivable and no adjustments to the allowance were made during the twenty-six weeks ended June 30, 2007.
Deferred Income Taxes:
     The Company records income tax liabilities utilizing known obligations and estimates of potential obligations. A deferred tax asset or liability is recognized whenever there are future tax effects from existing temporary differences and operating loss and tax credit carryforwards. The Company records a valuation allowance to reduce deferred tax assets to the balance that is more likely than not to be realized. In evaluating the need for a valuation allowance, management must make judgments and estimates on future taxable income, feasible tax planning strategies and existing facts and circumstances. When management determines that deferred tax assets could be realized in greater or less amounts than recorded, the asset balance and income statement reflect the change in the period such determination is made. Based on management’s estimates, there is presently an $897,000 valuation allowance recorded on the Company’s deferred tax assets. However, changes in facts and circumstances that affect our judgments or estimates in determining the proper deferred tax assets or liabilities could materially affect the recorded amounts.

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
Stock-Based Compensation:
     In December 2004, the FASB issued SFAS 123 (Revised 2004), “Share-Based Payment”, a revision of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 123R requires the fair value measurement of all stock-based payments to employees, including grants of employee stock options, and recognition of those expenses in the statement of operations. SFAS 123R is effective for annual reporting periods beginning after June 15, 2005. The Company adopted SFAS 123R on January 1, 2006 (See Note 2 of the notes to unaudited condensed consolidated financial statements) and has recorded approximately $19,000 in stock based compensation expense relating to the twenty-six weeks ended June 30, 2007 compared with $51,000 in the year-earlier period.
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
     As of June 30, 2007, the Company had approximately $5.8 million in borrowings bearing interest at a rate equal to the one-month LIBOR plus 2%, adjusted monthly; however, in May 2006, the Company executed a cash flow hedging instrument (interest rate swap) to minimize interest rate fluctuation risk to convert all of the interest associated with this debt to a fixed rate of 7.75% through the maturity of the note payable. One-month LIBOR plus 2% was approximately 7.08% on the date the swap was executed and was approximately 7.32% as of June 30, 2007. The Company records the excess or reduction in interest expense related to the swap rate in relation to the fixed rate in the period incurred. If the fixed rate swap was not in place, a ten percent increase in current interest rates would result in approximately $43,000 of additional annual expense for the Company. The remainder of the Company’s long-term debt portfolio is financed with fixed rate debt, primarily in the form of capital leases.
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
Changes in Internal Control over Financial Reporting
     There have been no changes in our internal control during the quarter ended June 30, 2007 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part II OTHER INFORMATION
     Item 1 Legal Proceedings
          On July 27, 2007, a lawsuit styled Plank v. Back Yard Burgers, Inc., et. al. (No. CA-07-2499) was filed against the Company and 10 unnamed John Doe defendants in the United States District Court for the Western District of Tennessee, and served upon the Company on August 3, 2007. The complaint alleges that the Company and other defendants failed to protect the private information of its customers under the Fair and Accurate Credit Transactions Act (“FACTA”) and Tennessee Consumer Protection Act (“TCPA”) by failing to properly truncate personal account information on a credit or debit card receipt provided by one of the Company’s stores to the plaintiff. Plaintiff alleges that these violations were willful. Plaintiff seeks to have the action certified as a class action, and seeks, for herself and a purported class, under FACTA, statutory and punitive damages and, for herself and a purported class, under TCPA, actual and treble damages and a permanent injunction enjoining the Company from engaging in unlawful violations of TCPA. The Company has not yet responded to the complaint, and discovery has not yet begun. Thus, its ultimate outcome, and any ultimate effect on the Company, cannot be precisely determined at this time. However, the Company believes that it has meritorious defenses to this lawsuit and intends to vigorously contest it, including the plaintiff’s efforts to certify a class action.
          The Company is subject to other legal proceedings, claims and liabilities which arise in the ordinary course of business and are generally covered by insurance. In the opinion of management, the amount of the ultimate liability with respect to those actions will not have a materially adverse impact on our financial position or results of operations and cash flows.
     Item 1A. Risk Factors
          There have been no significant changes to the risk factors affecting the Company’s businesses that were discussed under Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 30, 2006.
     Item 2 Unregistered Sales of Equity Securities and Use of Proceeds
               None
     Item 3 Defaults Upon Senior Securities
               Not Applicable
     Item 4 Submission of Matters to a Vote of Security Holders
          On August 3, 2007, the Company held a special meeting of its stockholders at which its stockholders voted to (i) adopt the Merger Agreement and (ii) authorize the adjournment of the special meeting, if necessary or appropriate, to solicit additional proxies in the event that there are insufficient votes at the time of the meeting to adopt the Merger Agreement.
          The Merger Agreement provides that upon satisfaction of certain conditions, BBAC Merger Sub, a wholly-owned subsidiary of BBAC, will be merged with and into the Company, with the Company being the surviving corporation. The closing of the merger remains subject to the completion by BBAC of its financing package and the satisfaction of certain other conditions contained in the Merger Agreement. If the merger is completed, each share of the Company’s common stock and preferred stock will be converted into the right to receive $6.50 in cash, without interest and less any applicable withholding taxes.
          With respect to the adoption of the Merger Agreement, 3,464,309 shares were voted in favor of the adoption of the Merger Agreement (representing 67.5% of the Company’s outstanding capital stock), 90,954 shares were voted against the adoption of the Merger Agreement and 2,700 shares abstained from voting on the adoption of the Merger Agreement. With respect to the authorization of the adjournment of the special meeting, if necessary or appropriate, to solicit additional proxies, 3,478,220 shares were voted in favor of authorizing the adjournment of the special meeting, if necessary or appropriate, to solicit additional proxies, 75,843 shares were voted against authorizing the adjournment of the special meeting, if necessary or appropriate, to solicit additional proxies and 3,900 shares abstained from voting on authorizing the adjournment of the special meeting, if necessary or appropriate, to solicit additional proxies.
     Item 5 Other Information
     None
     Item 6 Exhibits

2.1	Agreement and Plan of Merger by and among BBAC, LLC, BBAC Merger Sub, Inc. and Back Yard Burgers, Inc. dated June 10, 2007 (Incorporated by reference to the exhibit to the Company’s Current Report on Form 8-K filed on June 12, 2007)

31.1*	Certification by the Chief Executive Officer

31.2*	Certification by the Chief Financial Officer

32.1*	Certification by the Chief Executive Officer

32.2*	Certification by the Chief Financial Officer

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
BACK YARD BURGERS, INC.

Date: August 14, 2007	By:	/s/ Lattimore M. Michael Lattimore M. Michael
Chairman and Chief Executive Officer

Date: August 14, 2007	By:	/s/ Michael G. Webb Michael G. Webb
Chief Financial Officer